Form 10KSB
period 1998-12-31
RAVEN MOON INTERNATIONAL INC
filed 2000-05-24
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                               Commission File No.

                         RAVEN MOON INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                       59-348779
--------------------------------                -------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


             120 International Parkway, Suite 220, Heathrow, Florida
             -------------------------------------------------------
              (Address of principal executive office and zip code)

                  Registrant's telephone number: (407) 304-4764


           Securities registered pursuant to Section 12(b) of the Act:
                        Shares of Preferred Stock - None
                          Shares of Common Stock - None


           Securities registered pursuant to Section 12(g) of the Act:
                            Preferred Stock, $0.0001
                 Common Stock, $0.0001 par value, 860,512 shares


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    -------        -------

There was no public trading of the common stock of the Registrant as of December 31, 1998.

No shares of Registrant's Preferred Stock and 860,512 shares of Registrant's Common Stock, $0.001, were outstanding on December 31, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE.

None.

                                    CONTENTS




                                                                          Page

PART I

         Item 1.  BUSINESS

         Item 2.  PROPERTY

         Item 3.  LEGAL PROCEEDINGS

         Item 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON
                  EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Item 6.  SELECTED FINANCIAL DATA

         Item 7.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATION

         Item 8.  FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA

         Item 9.  DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS
                  OF REGISTRANT

         Item 11. EXECUTIVE COMPENSATION

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENTS
                  SCHEDULES AND REPORTS ON FORM 8-K

                                     PART I

Item 1.  BUSINESS

     Ybor City Shuttle Service, Inc. was formed on January 7, 1998, pursuant to the Articles of Incorporation filed with the Office of Secretary of State of the State of Florida on January 8, 1998. On December 31, 1998, Articles of Merger for the merger of Ybor City Shuttle Service, Inc., Raven Moon Entertainment, Inc. and International Resorts and Entertainment Group, Inc. were filed with the State of Florida merging those three corporations. The name of the surviving entity, Ybor City Shuttle Services, Inc., was changed to Raven Moon International, Inc. as a part of the merger.

     In those Articles of Merger, the Articles of Incorporation were amended to increase the capitalization from 50,000,000 shares of Common Stock to 100,000,000 shares of Common Stock with a par value of $0.0001 per share. The authorized Preferred Stock remained at 50,000,000 shares having a par value of $0.0001 per share.

     The original business of Ybor City Shuttle Service, Inc. was intended to be the operation of a shuttle bus service initially operating in Tampa, Florida, and intended to be expanded throughout the Tampa Bay area and ultimately to other cities. Management of the company has subsequently determined not to pursue that line of business. During 1998 the company was involved in the vacation resort business formerly operated by International Resorts and Entertainment Group, Inc. On June 1, 1998, that business was sold to North American Resorts, Inc. because this company determined it to be unprofitable.

     The business of the company is primarily involved with the development and production of children's television programs and videos, CD music production, e-commerce internet websites focused on the entertainment industry and music publishing and talent management. The market for this product and these services is worldwide, although the company will devote most of its efforts within the continental United States. The company has received a letter of intent from Don Taftner's Entertainment Ltd., in which they have expressed an interest in marketing the company's initial product consisting of 65 television programs targeted to the two to five year old children. The company is in the process of complying with the requirements of Don Taftner Entertainment Ltd. To provide them with one completed episode, thereby enabling them to seek broadcasters for the program. Don Taftner's group will also participate in the merchandising of what are termed "back end" products related to this series.

     The main competition in this industry comes from the major studios, such as Disney and Universal Studios that produce a large percentage of children's programming. The next level of competition is from other independents like this company. To be competitive the company has to produce high quality creative productions and must develop the reputation and contacts to meet with the principal players in this industry. The company excepts its syndicator/distributor, Don Taftner's Entertainment Ltd., 31 West 56th Street, New York, New York 10019 to provide the support necessary to enable the company to compete in this marketplace.

     The company will be able to obtain the talent necessary to develop and produce this programming from sub-contractors available in the metropolitan Orlando, Florida area, many of whom presently develop and produce materials and productions for Disney and Universal Studios.

     The company is not dependant on a few major customers because every television station in the country is involved in filling its production day and is constantly seeking quality program material to enable it to meet that demand.

     The company has obtained the licensing and royalty agreements to market its products from Joey and Bernadette DiFrancesco and J&B DiFrancesco, Inc., who developed the company's principle intellectual properties.

     There is no need for any governmental approval of products or services of this type. The Federal Communications Commission Rules of Broadcast mandate that broadcasters must broadcast educational programs for children or lose their broadcast license. The programs that Raven Moon International, Inc. produces will be educationally sound, original with fresh characters, have new music along with interesting and appealing promotional tie-in concepts for children and their parents and will thus comply fully with those Rules of Broadcast. Accordingly, the company believes that governmental regulation on the business will have a positive effect on this company's business activities.

     Joey and Bernadette DiFrancesco, the company's principle creative officers and directors have spent a substantial time developing these properties and products during the last two fiscal years. They will be in charge of the production of the product on an ongoing basis. There is no impact on this company's business from environmental laws. The company presently has no full-time employees other than its officers and does not plan to hire any full-time employees in the immediate future.

     Any interested party is in the process of completing its annual report and will voluntarily send that report to its Shareholders. The report will include audited financial statements. This company is a reporting company and is in the process of preparing and filing the 10K Reports and information with the SEC required pursuant to its regulations.

     The company may read and copy any materials filed with the SEC at its Public Reference Room at 450 5th Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The company is an electronic filer. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.SEC.gov. This company's internet address is .

Item 2.  PROPERTY

     The company continues to own the exclusive production rights to the following named projects or intellectual properties:

         "Chief Rainbird and Friends"
         "Highway Angel"
         "The Last Feather"
         "The Village of Many Tribes" project
         "The Terry Jones Story - Venom in my Veins"
         "Praise-r-cise"
         "The Jokes on You"
         "Team Amazon"

International Resorts and Entertainment Group, Inc. acquired those rights from St. Anthony Entertainment, Inc. and this company is therefore obligated to pay the agreed upon five percent (5%) royalty on the revenue received from the above productions, except for marketing revenues received from the "Village of Many Tribes." The company has also agreed to pay five percent (5%) royalty on gross revenues as defined, to North American Resorts, Inc. Any such royalties due to North American Resorts, Inc. will be used to reduce the receivable of $1,000,000, which is owed by North American Resorts, Inc. for the repurchase of the Vacation Resort business. (See Notes to Consolidated Financial Statement).

     The Board of Directors of the company has determined that the company will focus its primary efforts on audio and video production for television or motion pictures and more specifically on the present development of a series of television productions designed for children's entertainment. The company owns the exclusive rights to those intellectual properties pursuant to an agreement between J & B DiFrancesco, Inc. and its principals, Joey DiFrancesco and Bernadette DiFrancesco. The Company also owns rights for television, video and audio programming and recording for licensed characters known as "Baby and the Transistor Sisters" and "TV Ted."

     Because the company's primary business will be conducted in the professional recording studios and facilities of subcontractors used in the television, motion picture, and recording business, the company no longer has a need for a large office setting and has vacated its former office location in Heathrow, Florida. The company presently maintains a small office located at 120 International Parkway, Suite 220, Heathrow, Florida, and has reduced its overhead significantly because of this operational change.

Item 3.  LEGAL PROCEEDINGS.

     The company vacated its former office space located in Heathrow, Florida, and was involved in litigation with the Landlord, Gaedeke Landers, LLC, in the Circuit Court of the Eighteenth Judicial Circuit in and for Seminole County, Florida, which was initiated on September 24, 1999, concerning a dispute over that termination. That legal proceeding has been settled with the company agreeing to pay the sum of $44,000.00 on or before July 1, 2000, and if not paid by that date, has agreed to the entry of a judgment for $60,000.00 plus any additional costs and attorney's fees which may be incurred in obtaining that judgment.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been the subject of little or no trading activity. No brokerage firms were making a market in the company's Common Stock during 1999.

     There are 610 holders of the Common Stock of the company. None of the Preferred Stock has been issued. There has never been any dividend, cash, or otherwise, paid on the Common or Preferred Stock of the company.

     The Common Stock of the company is subject to the "penny stock rules" of Rule 15(g) of the Securities Act of 1934. These rules impose additional sales requirements on broker-dealers selling securities to persons other than established customers and accredited investors as defined in the Securities Act of 1933. Brokerage transactions falling within these Rules require brokers to make a special suitability determination for the purchaser and to obtain the purchaser's written consent to make the trade before accepting the sale. Accordingly, these penny stock rules may adversely affect the ability of purchasers to resell these securities.

Item 6.  SELECTED FINANCIAL DATA

                                                   Fiscal year ended December 31
                                                   -----------------------------
                                                        1998           1997
Income Statement Data
---------------------
REVENUES:
         Marketing fees                             $   230,030     $   175,145
         Other                                           18,500           3,910
                                                    -----------     -----------

                  Total Revenues                        248,530         179,055

COSTS AND EXPENSES:
         Cost of revenues                               867,671         153,603
         Depreciation                                       907             122
         Selling expense                                 65,492         134,912
         General and administrative expense             221,388         232,950
                                                    -----------     -----------

                  Total costs and expenses            1,155,458         521,587
                                                    -----------     -----------

Net loss before discontinued operations                (906,928)       (342,532)

Loss from discontinued operations                       400,792            --
                                                    -----------     -----------

Net loss                                             (1,307,720)       (342,532)

Accumulated deficit, prior year                        (342,532)           --
                                                    -----------     -----------

Accumulated deficit, current year                   $(1,650,252)    $  (342,532)
                                                    ===========     ===========

Net loss per share                                  $     (3.17)    $     (9.26)
                                                    ===========     ===========
Balance Sheet Data
         Total assets                               $   134,680     $   109,096
         Total current liabilities                      246,796          22,238
         Stockholder equity                            (112,116)         86,858
                                                    -----------     -----------

                  Total liabilities                 $   134,680     $   109,096
                                                    ===========     ===========

Item 7. PLAN OF OPERATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     (a) PLAN OF OPERATION

     During 1997 and 1998, the predecessor company, International Resorts and Entertainment Group, Inc. incurred net losses of $342,588 in 1997 and $1,307,720 during 1998 most of which was related to start up expenses and operation of its vacation (time share) business. These losses included the expense of maintaining offices, sales facilities, and salaries for the personnel and staff employed in that endeavor. That business has now been sold to North American Resorts, Inc. (See Note 5 to Consolidated Financial Statement.)

     In an effort to minimize its losses, the Company vacated its office space and closed its vacation business sales location. It also laid off all paid personnel and presently operates with no employees except for its officers who have deferred the payment of salaries.

Raven Moon International, Inc. plans to produce up to 65 half-hour TV programs based on licensed characters known as Baby & The Transistor Sisters and TV TED. To accomplish this goal, the company will need to raise five to ten million dollars ($5,000,000-$10,000,000) through a public stock offering.

Raven Moon International, Inc. intends to do this in two steps. First, the company is planning to raise $1,000,000 with a private placement offering. With these funds, the company plans to develop a half-hour television show and a ten-minute promotional video, which will be shown to major Television Syndication Companies; Home Video Production Companies; Foreign Distributors, and potential investors. Until this initial private placement has been concluded, the company will be unable to initiate preparation of the first television show.

Funds from the private offering will also be allocated for the preparation of the secondary offering and working capital. This first step is proposed to be completed by April 30, 2000. The Company will then undertake its efforts to issue $5,000,000 to $10,000,000 in new publicly traded shares of the company through a fully registered public offering.

The Company plans to use this new capital to build a library of up to 65 half-hour television episodes. In addition, the funds will be used to create as many as three new Internet Websites to market tied-in branded products and to create music CD's, Video games, stuffed and plastic toys, and other children related products for distribution in the United States and abroad.

With these resources in place and with the expected market penetration and acceptance of the company's TV characters, Raven Moon will be in a position to attempt to exploit this fast growing and very profitable segment of the market (Entertainment items for 2 year olds to 5 year olds).

The company will be unable to produce the series of 65 half-hour television episodes or to properly market its TV characters unless the public offering is completed because it has no other source of revenue at the present time.

The music and cartoon characters and copyrights are owned by J&B DiFrancesco, Inc., and are licensed exclusively to Raven Moon International, Inc. by J&B DiFrancesco, Inc. This license is in perpetuity, subject to the company delivering $3,250,000 for the production costs, including the $100,000 initial non-refundable fee to develop the first half-hour show.

The full cost of the production and editing of three (3) half-hour television Pilot Episodes, and editing of a 10 minute Promotional Video is not to exceed $500,000 and is budgeted under the initial private placement. This material will be used by the company's syndicator/distributor to be shown to Television Stations, Home Video Distributors, Foreign Distributors and potential Investors and Brokers. The cost quote includes the full cost of designing and building sets, costumes and other materials that will be used in the other 62 episodes. Therefore, these additional episodes will average only $50,000 per episode.

Also budgeted under this initial offering are anticipated legal expenses, SEC filing fees, auditing costs, some debt repayment, marketing, printing, syndication, production, talent, operating, administration, travel and entertainment expenses. The balance of the proceeds will be for general operating expenses.

Except for management, there is no expectation that the company will hire any full-time employees in the foreseeable future. The production personnel will be independent contractors. The source of independent contractors is readily available in Central Florida from many different sources including the talent pool of professionals who have worked with companies such as Disney/MGM, Universal Studios and Nickelodeon.

The company will voluntarily send an annual report to persons requesting a printed copy. The report will contain audited financial statements. Quarterly and annual reports will be filed with the Securities and Exchange Commission. The public may read and copy any material filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The company is an electronic filer. The SEC maintains an internet site (http://www.SEC.gov) At which the public may view all electronically filed information.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are attached following Item 14.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the company, with a brief description are as follows:

  Name                       Age      Position                           Term
  ----                       ---      --------                           ----

  Joey DiFrancesco           57       President/Director                  1 year

  Bernadette DiFrancesco     55       Vice President/Secretary/Director   1 year

  John G. Pierce             63       Executive Vice President/Director   1 year

  Stephen Chrystie           64       Director                            1 year

     Joey DiFrancesco, 57 years of age, is the President and a Director. Mr. DiFrancesco has been a producer and director of children's television programs for more than 20 years. Prior to that, he was employed in the music publishing and record production business in New York City with Laurie Records, RCA, Columbia/Sony and MCA. Mr. DiFrancesco has been self-employed in the fields of television, audio and video programming for more than the past ten years. He has been a Director in this company since November of 1999.

     Bernadette DiFrancesco, 55 years of age, is the Vice President, Secretary and a Director. She has been self-employed with her husband, Joey DiFrancesco for more than 20 years where she and Mr. DiFrancesco have produced television programs, developed the "Praise-R-Cise" alternative to aerobic dancing, produced 26 half hour episodes of "Curly's Kids" with former Harlem Globetrotter star Curly Neil. She has been actively involved in development of all of the company's present intellectual properties described in Item 7 above. She has been a Director in this company since November of 1999.

     John G. Pierce, 63 years of age, Executive Vice President and a Director. Mr. Pierce has been employed as a practicing attorney in the state of Florida since 1966. His law firm, John G. Pierce, P.A., specializes in corporate, business and securities law. He has been a Director since November, 1999.

     Stephen Chrystie, 64 years of age, has been a Director of the company since November, 1999. Mr. Chrystie has been a practicing attorney in the state of California since 1963, where he specialized in banking, bankruptcy, commercial and entertainment law. Mr. Chrystie retired from the practice of law in 1998, and now serves as the Director of a non-profit corporation with offices in Los Angeles, California.

     The Directors of the company are elected annually by the Shareholders for a term of one year, or until their successors are elected and qualified. The Officers serve at the pleasure of the Board of Directors.

Item 11. EXECUTIVE COMPENSATION

     Joey DiFrancesco shall receive as compensation for his services the sum of Two Hundred Sixteen Thousand & 00/100ths Dollars ($216,000.00).

     Bernadette DiFrancesco shall receive as compensation for her servies the sum of Seventy-Two Thousand & 00/0\100ths Dollars ($72,000.00).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There are presently 5,977,925 shares of the company's common shares outstanding and 1,452,358 preferred shares outstanding. The following table sets forth the information as to the ownership of each person who, as of the date of this report, owns of record, or is known by the company to own beneficially more than 5% of the company's common stock, and the Officers and Directors of the company.

                                  COMMON STOCK

Title of Class    Name & Address of         Amount of                  Percent
--------------    -----------------         ---------                  -------
                  Beneficial Owner           Shares                    of Class
                  ----------------          ---------                  --------

Common   J&B DiFrancesco, Inc.              1,200,000                     20%
         2221 Springs Landing Blvd.
         Longwood, FL 32779

Common   Joseph & Bernadette DiFrancesco    352,052                       5%
         2221 Springs Landing Blvd.
         Longwood, FL 32779

Common   Raven Moon, Inc.                   2,014,443                    34%
         2221 Springs Landing Blvd.
         Longwood, FL 32779

Common   Beyond The Kingdom, LP             537,325                      11%
         120 I1H Parkway, #220
         Heathrow, FL 32746


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The merger of Ybor City Shuttle Service, Inc., Raven Moon Entertainment and International Resorts and Entertainment Group, Inc. on December 31, 1998, resulted in Joey DiFrancesco and Bernadette DiFrancesco becoming Shareholders in the company, both individually and as owners of corporate entities they control, and both are now Officers and Directors of the company.

     John G. Pierce received 15,000 shares issued by the company in lieu of compensation due to him for legal services rendered to the corporation and 275,000 shares from J&B DiFrancesco, Inc. for a total holding of 290,000 shares.

     Stephen Christie is the owner of 52,668 shares of the company's common stock issued to him by the company, in consideration for his agreement to act as a Director.

     J&B DiFrancesco, Inc. a corporation owned and controlled by Joey and Bernadette DiFrancesco and Joey DiFrancesco and Bernadette DiFrancesco have received a convertible debenture in the amount of $2,500,000 convertible to common stock of the corporation at 80% of the initial proposed public offering anticipated to be made in the year 2000. That debenture is convertible at any time during the five year period beginning April, 2000.

     Each Director is the holder of 250,000 warrants to purchase 250,000 share of the company's preferred stock at an offering price equal to 80% of the company's common stock anticipated to be sold in the public offering for the year 2000. The warrants are for 10 years and are exercisable at the election of the holder thereof at any time during such period. The preferred shares are non-voting and may be converted to common stock at any time at the election of the holders thereof.

                                     PART IV

Item 14. FINANCIAL STATEMENT SCHEDULES AND REPORTS

          (a) Attached are the financial statements and independent auditors reports on examination of financial statements for this years ended December 31, 1997 and December 31, 1998.

          (b) Attached are the following financial statement schedules and auditors report on schedules:

              Independent Auditors Report on Schedules

     All other schedules are omitted because they are not required or are not applicable, or the information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Raven Moon International, Inc.
(Formerly Ybor City Shuttle Service, Inc.)

We have audited the consolidated balance sheets of Raven Moon International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and accumulated deficit, stockholders' equity and cash flows for the year ended December 31, 1998 and the period from May 18, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raven Moon International, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from May 18, 1997 through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and must obtain additional financing which raises substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Tampa, Florida
December 2, 1999

                         RAVEN MOON INTERNATIONAL, INC.

                   (Formerly Ybor City Shuttle Services, Inc.)
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

                                     ASSETS
                                                         1998          1997

CURRENT ASSETS:
            Cash and cash equivalents                $     5,669    $     5,524
            Accounts receivable                            1,400           --
            Receivable from affiliated companies            --           44,500
                                                     -----------    -----------

              Total current assets                         7,069         50,024

OFFICE EQUIPMENT, net of $1,029 and $122 of
        accumulated depreciation, respectively             4,119          3,526
MASTER PRODUCTION COSTS                                   50,754           --
ROYALTY RIGHTS                                            50,000         50,000
PRODUCTION RIGHTS                                          3,000          3,000
ORGANIZATION COSTS, net of
     amortization of $2,346                               17,192           --
DEPOSITS                                                   2,546          2,546
                                                     -----------    -----------

                                                     $   134,680    $   109,096
                                                     ===========    ===========

                                   LIABILITIES

CURRENT LIABILITIES:
            Accounts payable                         $      --      $     3,105
            Accrued liabilities                            3,508         18,333
            Note payable - Officer                        28,700           --
            Note payable                                 186,193           --
            Payable to affiliated company                 28,395            800
                                                     -----------    -----------

              Total current liabilities                  246,796         22,238
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES (see note 8)

STOCKHOLDERS' EQUITY
            Common stock, $.001 par value
              (authorized 10,000,000 shares;
              issued and outstanding 860,512
              in 1998 and 62,168 in 1997                     861             62
            Additional paid-in capital                 1,537,275        429,328
                                                     -----------    -----------
            Accumulated deficit                       (1,650,252)      (342,532)
                                                     -----------    -----------

              Total stockholders' equity                (112,116)        86,858
                                                     -----------    -----------


                                                     $   143,680    $   109,096
                                                     ===========    ===========

See notes to Consolidated Financial Statements.

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

      For the year ended December 31, 1998 and the period from May 18, 1997 through December 31,1997

                                                        1998            1997
REVENUES:
          Marketing fees                            $   230,030     $   175,145
          Other                                          18,500           3,910
                                                    -----------     -----------

              Total revenues                            248,530         179,055

COSTS AND EXPENSES:
          Cost of revenues                              867,671         153,603
          Depreciation                                      907             122
          Selling expense                                65,492         134,912
          General and administative expense             221,388         232,950
                                                    -----------     -----------

              Total costs and expenses                1,155,458         521,587
                                                    -----------     -----------

Net loss before discontinued operations                (906,928)       (342,532)

Loss from discontinued operations                       400,792            --
                                                    -----------     -----------

Net loss                                             (1,307,720)       (342,532)

Accumulated deficit, prior year                        (342,532)           --
                                                    -----------     -----------

Accumulated deficit, current year                   $(1,650,252)    $  (342,532)
                                                    ===========     ===========

Net loss per share                                  $     (3.17)    $     (9.26)
                                                    ===========     ===========


See notes to Consolidated Financial Statements.


                                            RAVEN MOON INTERNATIONAL, INC.
                                     (Formerly Ybor City Shuttle Services, Inc.)
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       For the year ended December 31,1998 and the period from May 18, 1997 through December 31, 1997


                                                          Common Stock               Additional
                                                 -----------------------------        paid-in         Accumulated
                                                    Shares            Amount           capital          deficit            Total
                                                 -----------       -----------       -----------      -----------       -----------

Balance May 18, 1997                                  13,613       $        13              --                          $        13
  Shares issued for cash                               4,716                 5       $   153,872                            153,877
  Shares issued for acquisition
    of production rights                              20,000                20             2,980                              3,000
  Shares issued for expenses                          14,333                14           222,486                            222,500
  Shares issued for royalty rights                     9,506                10            49,990                             50,000
  Net loss for the period                                                                                (342,532)         (342,532)
                                                 -----------       -----------       -----------      -----------       -----------

Balance December 31, 1997                             62,168       $        62       $   429,328      $  (342,532)      $    86,858
                                                 -----------       -----------       -----------      -----------       -----------

  Founders Shares                                    200,000               200                                                  200
  Shares issued for cash                             300,814               301           900,017                            900,318
  Shares issued for expenses                         286,404               287            82,209                             82,496
  Private placement shares issued
    for expenses                                       4,933                 5               735                                740
  Private placement, shares issued
    for cash                                           6,193                 6           124,986                            124,992
  Net loss for the period                                                                              (1,307,720)       (1,307,720)
                                                 -----------       -----------       -----------      -----------       -----------

Balance December 31, 1998                            860,512       $       861       $ 1,537,275      $(1,650,252)      $  (112,116)
                                                 ===========       ===========       ===========      ===========       ===========


See notes to Consolidated Financial Statements.




                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the year ended December 31, 1998 and the period from May 18,
                         1997 through December 31,1997


                                                              1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                              (1,307,720)   $  (342,532)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
         (Increase) in receivables                            (1,400)          --
         Decrease (increase) in receivables from
           affiliated  company                                44,500        (44,500)
         (Increase) in master production costs               (50,754)          --
         Depreciation and amortization                         3,253            122
         Increase in organization costs                      (19,538)          --
         (Decrease) increase in accounts payable              (3,105)         3,105
         (Decrease) increase in accrued expenses             (14,825)        18,333
         Increase in payable to affiliated company            27,595            800
         Shares issued for expenses                           83,236        222,500
                                                         -----------    -----------

           Net cash used by operations                    (1,238,758)      (142,172)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                     (1,500)        (3,648)
    Deposit on leased premises                                  --           (2,546)

           Net cash used by investing activities              (1,500)        (6,194)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                     1,025,510        153,890
    Notes payable - officers                                  28,700           --
    Notes payable                                            186,193           --
                                                         -----------    -----------
           Net cash provided by financing activities       1,240,403        153,890
    Net increase in cash                                         145          5,524

    Cash at beginning of period                                5,524           --
                                                         -----------    -----------

    Cash at end of period                                $     5,669    $     5,524
                                                         ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
       AND FINANCING ACTIVITIES:
    Acquisition of Production Rights                                    $     3,000
                                                                        ===========
    Acquisition of Royalty Rights                                       $    50,000
                                                                        ===========

See notes to Consolidated Financial Statements.

                                                   5

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


Note l - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Raven Moon International, Inc. (formerly Ybor City Shuttle Service, Inc.) and its wholly owned subsidiaries, International Resorts and Entertainment Group, Inc., and Raven Moon Entertainment, Inc. (formerly International Entertainment Group, Inc.) All material inter-company accounts and transactions have been eliminated. The December 31, 1998 merger (See Note 3) was accounted for as a pooling of interests, therefore, the comparative financial statements for 1997 are from International Resorts and Entertainment Group, Inc.'s financial statements.

MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 521,343 and 36,998 for the period ended December 31, 1998 and 1997, respectively. There were no outstanding common stock equivalents during the fiscal period.

INCOME TAXES - The Company has incurred approximately $1,650,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

OFFICE EQUIPMENT - Office equipment is recorded at cost. Depreciation is calculated using the straightline method.

Note 2 - BUSINESS AND OPERATIONS

The Company and its subsidiaries are currently working to establish the following lines of business:


                           Movie and Television Productions
                           Music
                           Internet Retail Sales

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


These financial statements are prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, it does not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize assets and liquidate its liabilities, contingent obligations and commitments in other than the normal course of business and at amounts which may be different from those shown in these financial statements. The ability to continue as a going concern is dependent on its ability to:

                     Generate profitable operations in the future. Obtain additional financing.

These factors raise doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management plans to raise capital through the issuance of additional common stock and by actively seeking to develop its lines of business.

Note 3 - HISTORY OF COMPANY AND RECAPITALIZATION

The Company was incorporated on January 7, 1998 in the State of Florida under the name Ybor City Shuttle Services, Inc., by issuing 200,000 shares of its common stock to the Founders. On March 14, 1998 and December of 1998, the company sold 45,620 and 97,000 shares of its common stock to investors under the provisions of Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. The Company kept 100% of the proceeds from the sale of securities and no underwriters were used and no commission or discounts were paid.

A reverse stock split of 10 to 1 was approved at a special Board of directors meeting on June 17, 1999. The reverse stock split was effective immediately. The effects of this reverse split have been reflected in the financial statements.

Through a plan and agreement of Merger dated October 21, 1998, effective December 31, 1998, the

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                   (Continued)


Company merged with Raven Moon Entertainment, Inc., (formerly International Entertainment Group, Inc.) and International Resorts and Entertainment Group, Inc. Each share of Raven Moon Entertainment, Inc.'s common stock issued and outstanding at December 31, 1998 was exchanged for one share of common stock of the Company. At December 31, 1998 there were 112,955 shares of common stock issued and outstanding.

In addition, as part of the merger agreement, each 15 shares of International Resorts and Entertainment, Inc. common stock issued and outstanding at December 31, 1998, was exchanged for one share of common stock of the Company (adjusted for the subsequent 10 for 1 reverse stock split). At December 31, 1998 there were 60,740,117 shares of common stock issued and outstanding which resulted in 404,932 of new shares.

Note 4 - BUSINESS ACQUISITIONS

St. Anthony Entertainment, Inc. On May 18, 1997, in a transaction accounted for by the purchase method, International Resorts and Entertainment, Inc. acquired the Exclusive Production Rights to certain projects developed and owned by St. Anthony Entertainment, Inc., for 20,000 shares of its common stock. Following is a summary of the production properties acquired:

           "Chief Rainbird and Friends"
           "Highway Angel"
           "The Last Feather"
           "The Village of Many Tribes" project
           "The Terry Jones Story" - "Venom in My Veins"
           "Praise-R-Cise"
           "The Jokes on You"
           "Team Amazon"

The agreement also provides that St. Anthony receive a 5% royalty on the revenue received from the above productions, except for marketing revenues received from "The Village of Many Tribes". The Company has also agreed to pay a 5% royalty on gross revenues, as defined, to North American Resorts, Inc. Any royalties due to North American will be used to reduce the receivable of $1,000,000 (See Note 5). Through December 31, 1997, the Company has reacquired a portion of the royalty rights for 9,506 shares of the Company's common stock. (See Note 8 for additional acquisitions of royalty rights.)

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


As of the date this transaction was consummated, there were no outstanding agreements or contracts related to the above productions. While management believes these intellectual properties have significant value, establishing this value in the absence of definitive agreements cannot be accomplished. Therefore, the Company has recorded the production rights at nominal value of $3,000 which represents the par value of the shares issued.

Note 5 - BUSINESS DISPOSITIONS

Under a letter of intent dated January 22, 1998, the Company agreed to be acquired by North American Resorts, Inc. for shares of common stock. The terms of the letter of intent were effectively a reverse merger where the Company becomes the acquirer. The letter of intent provided for an exchange of shares based on relative market values at the date of consummation. Under a letter of intent dated January 29, 1998, the Company agreed to acquire The Flagship Companies, Inc.

On April 25, 1998, the Company rescinded and terminated both letters of intent.

The Company sold International Resorts, Inc. to North American Resorts, Inc. for $1,000,000, which has not been recorded as a receivable because collection is doubtful.


Note 6 - SUMMARY OF COMMON STOCK

Common stock transactions as restated in the quasi-reorganization (see Note 2) for the period January 7, 1998 through December 31, 1998 are summarized as follows:

                                                        Number
                                                       of shares         Amount
                                                       ---------         ------

      Founders shares                                  200,000        $      200
      For cash                                         142,               83,512
      From Merger - International
         Resorts and Entertainment, Inc.               404,932         1,397,945
      From Merger - Raven Moon
               Entertainment, Inc.                           1            56,479
                                                                       ---------

          Total                                                      $ 1,538,136
                                                                     ===========

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


   International Resorts and Entertainment, Inc.

     Original outstanding shares                       13,613                 -
          For cash                                      4,716        $  153,890
          For royalty rights                            9,506            50,000
          For production rights                        20,000             3,000
          For expenses                                 14,333           222,500
                                                      -------        ----------

      Balance, December 31, 1997                       62,168           429,390

          For cash                                    158,189           816,806
          For expenses                                173,449            26,017
          Private placement for expense                 4,933               740
          Private placement for cash                    6,193           124,992
                                                      -------        ----------
            Total                                     404,932        $1,397,945
                                                      =======        ==========

       Raven Moon Entertainment, Inc.

       For expenses                                   112,955        $   56,479
                                                      =======        ==========


Note 7 - RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:

                    North American Resorts, Inc.
                    St. Anthony Entertainment, Inc.
                    Raven Moon, Entertainment

     a) Assets and liabilities due from and to related parties are on an open account basis and are summarized as follows:

                                                         1998            1997
                                                         ----            ----

           Due from North American Resorts, Inc.            -          $ 44,500
                                                        =====          ========

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Due from/(to) St. Anthony Entertainment, Inc.       -            $    (800)
                                                                      =========
     Included in accounts payable and
      accrued liabilities:

        Payable to officers, directors
          and senior consultants                         -            $  18,333
                                                                      =========


     b) Shares of common stock issued to officers and directors for expenses is summarized as follows:

                                                     Shares            Amount
                                                     ------            ------
                                                    143,333          $ 222,500
                                                    ========         =========

     c) The Company has incurred aggregate consulting, marketing and management fees with:
                                                          1998           1997
                                                          ----           ----
          Officers, directors and
               senior consultants                       $  76,000     $  231,458
                                                        =========     ==========

           Affiliates                                   $ 146,000     $   65,000
                                                        =========     ==========

Note 8 - COMMITMENTS AND CONTINGENCIES

     a) Under the agreement with St. Anthony Entertainment, Inc. to acquire exclusive production rights, the Company is obligated to pay a 5% royalty on all gross revenue, as defined. The Company has a similar agreement with North American Resorts, Inc.

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     b) Under an arrangement approved by the board of directors, the Company is obligated to pay the Chief Executive Officer and his spouse, (Vice-president/Secretary) a 10% royalty on all gross revenues, as defined, received from production, sale, etc., of the intellectual properties acquired from St. Anthony Entertainment, Inc. In addition, the Company has agreed to pay up to 20% of the gross profits, if any to persons or corporations that assisted in the development of the intellectual properties.

     c) The Company has entered into one-year employment contracts with the officers and senior consultant. Under the terms of the agreement, the company is obligated to pay an aggregate of $35,000 monthly.

     d) The Company has entered into a marketing consulting agreement with St. Anthony Entertainment, Inc. for $8,500 a month. The agreement can be terminated by either party with appropriate notice.

     e) The Company has entered into various month to month verbal agreements with unrelated third parties to provide production, marketing and administrative services. Payments are made based on invoices rendered for specific services provided.

Note 9 - DISCONTINUED OPERATIONS

During 1998 the Company discontinued operations for the following business lines:

                    Vacation Membership Plans
                    Insurance and Finance

These business lines were sold to North American Resorts, Inc. for $1,000,000, which has not been recorded as an accounts receivable because collection is doubtful. There are no remaining assets or liabilities for these business lines. During 1998, the Company had revenues of $39,000 and expenses of $439,792 related to these business lines.