Form 10QSB
period 1999-06-30
RAVEN MOON INTERNATIONAL INC
filed 2000-05-24
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                Quarterly Report

     Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1999

                         RAVEN MOON INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                     000-24727                  59-3485779
-------------------------         -----------------          ------------------
(State or other juris-            (Commission File             (IRS Employer
diction of incorporation)              Number)               Identification No.)


            120 International Parkway, Suite 220, Heathrow, FL 32746
            --------------------------------------------------------
                 (Address of principal executive offices)


Registrant's telephone number, including area code (407) 304-4764

--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Item 1.  Financial Statements

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                                 Balance Sheets

                                     ASSETS

                                                      June 30,      December 31,
                                                        1999           1998
                                                    -----------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                         $      --       $     5,669
  Accounts receivable                                     2,800           1,400
  Receivable from affiliated companies                   65,306            --
                                                                    -----------

    Total current assets                                 68,106           7,069

OFFICE EQUIPMENT, net of $1,218 and
  $1,029 of accumulated
  depreciation                                            3,745           4,119

MASTER PRODUCTION COSTS                                  50,754          50,754
ROYALTY RIGHTS                                           50,000          50,000
PRODUCTION RIGHTS                                         3,000           3,000
ORGANIZATION COSTS, net of $4,300 and
 $2,346 of accumulated
 amortization                                            15,238          17,192
DEPOSITS                                                  2,546           2,546
                                                    -----------     -----------

                                                    $   193,389     $   134,680
                                                    ===========     ===========

LIABILITIES

CURRENT LIABILITIES:
   Accounts payable                                 $     8,290     $      --
   Accrued liabilities                                    3,010           3,508
   Note payable - Officer                                28,700          28,700
   Note payable                                         186,193         186,193
   Payable to affiliated company                        102,606          28,395
                                                    -----------     -----------

     Total current liabilities                          328,799         246,796
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES (see note 8)

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value
    (authorized 10,000,000 shares;
    issued and outstanding 2,112,189 in
    1999 and 754,787 in 1998                                211              75
   Additional paid-in capital                         1,668,081       1,538,061
   Accumulated deficit                               (1,803,702)     (1,650,252)
                                                    -----------     -----------

      Total stockholders' equity                       (135,410)       (112,116)
                                                    -----------     -----------

                                                    $   193,389     $   134,680
                                                    ===========     ===========

See notes to Financial Statements.

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
           For the six months and the three months ended June 30, 1999


                                                   Six Months      Three Months
                                                     ended             ended
                                                 June 30, 1999     June 30, 1999
                                                 -------------     -------------

REVENUES:
   Sales                                          $    17,181       $    15,005
                                                  -----------       -----------

      Total revenues                                   17,181            15,005
                                                  -----------       -----------

COSTS AND EXPENSES:
  Cost of revenues                                     58,576            33,402
  Depreciation                                            586               293
  Selling expense                                       2,110             1,708
  General and administative expense                   109,359            48,886
                                                  -----------       -----------

      Total costs and expenses                        170,631            84,289

Net loss                                             (153,450)          (69,284)


Accumulated deficit, prior period                  (1,650,252)       (1,734,418)
                                                  -----------       -----------

Accumulated deficit, current year                 $(1,803,702)      $(1,803,702)
                                                  ===========       ===========

Net loss per share                                $     (0.15)      $     (0.06)
                                                  ===========       ===========

See notes to Financial Statements.


                                                 RAVEN MOON INTERNATIONAL, INC.
                                           (Formerly Ybor City Shuttle Services, Inc.)
                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                             For the six months ended June 30, 1999



                                              Common Stock                 Additional
                                         -----------------------            paid-in         Accumulated
                                         Shares           Amount             capital          deficit             Total
                                         ------           ------             -------          -------             -----

Balance December 31, 1998                754,787        $        75        $ 1,538,061       $(1,650,252)       $  (112,116)
  Shares issued for cash                  94,526                 10            128,884                              128,894
  Shares issued for expenses           1,262,876                126              1,136                                1,262
  Net loss for the period                                                                       (153,450)          (153,450)
                                     -----------        -----------        -----------       -----------        -----------

Balance June 30, 1999                  2,112,189        $       211        $ 1,668,081       $(1,803,702)       $  (135,410)
                                     ===========        ===========        ===========       ===========        ===========





See notes to Financial Statements.


                                       RAVEN MOON INTERNATIONAL, INC.
                                 (Formerly Ybor City Shuttle Services, Inc.)
                                          STATEMENTS OF CASH FLOWS
                          For the six months and the three months ended June 30, 1999


                                                                         Six Months            Three Months
                                                                           ended                  ended
                                                                       June 30, 1999          June 30, 1999
                                                                       -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                            $(153,450)             $ (69,284)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
         (Increase) in receivables                                         (1,400)                  --
         (Increase) in receivables from affiliated company                (65,306)               (25,798)
         Depreciation and amortization                                      2,540                  1,270
         Increase in accounts payable                                       8,290                  8,290
         (Decrease) in accrued expenses                                      (498)                (1,014)
         Increase in payable to affiliated company                         74,211                 20,307
         Shares issued for expenses                                         1,896                  1,446
                                                                        ---------              ---------

              Net cash used by operations                                (133,717)               (64,783)


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                    (212)                  (212)
    Deposit on leased premises                                               --                     --
                                                                        ---------              ---------
              Net cash used by investing activities                          (212)                  (212)


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of common stock                                    128,260                 63,301
    Notes payable - officers                                                 --                     --
    Notes payable                                                            --                     --
                                                                        ---------              ---------

Net cash provided by financing activities                                 128,260                 63,301

    Net increase in cash                                                   (5,669)                (1,694)

    Cash at beginning of period                                             5,669                  1,694
                                                                        ---------              ---------

    Cash at end of period                                               $    --                $    --
                                                                        =========              =========



See notes to Financial Statements.


                                                    5

                            RAVEN MOON INTERNATIONL,
                 INC (Formerly Ybor City Shuttle Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                       June 30, 1999 and December 31, 1998


Notes 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 1,023,627 and 1,247,526 for the six months and the three months ended June 30, 1999, respectively. There were no outstanding common stock equivalents during the fiscal period.

Item 2.  Acquisition or Disposition of Assets.

     The Company amended its Articles of Incorporation on June 17, 1999 to decrease the capitalization from One Hundred Million (100,000,000) shares of Common Stock to Ten Million (10,000,000) shares of Common Stock having a par value of $0.0001 per share. The authorized Preferred Stock was reduced to Five Million (5,000,000) shares having a value of $0.0001 per share. The common shares issued and outstanding were reverse split by the same proportion (one share for ten shares).

     The Company determined that its proposed transportation operation for Tampa, Florida and its hearing aid division should be terminated. The Company elected to limit its business to the entertainment field and more specifically to music and television production.

Item 7.  Financial Statements and Exhibits.

(a)      Financial Statements:

Consolidated Balance Sheet as of June 30, 1999

Consolidated Income Statement as of June 30, 1999

Consolidated Statement of Retained Earning as of June 30, 1999

Consolidated Statement of Cash Flows as of June 30, 1999

Notes to Consolidated Financial Statements

(b)      Exhibits - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       RAVEN MOON INTERNATIONAL, INC.


Date:  May 14, 2000                    By:  /s/ Joey DiFrancesco
                                            ------------------------------------
                                            Joey DiFrancesco, President