Form 10QSB
period 1999-09-30
RAVEN MOON INTERNATIONAL INC
filed 2000-05-24
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                Quarterly Report

     Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1999

                         RAVEN MOON INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

        Florida                      000-24727                     59-3485779
-------------------------        ----------------            ------------------
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
                                 Balance Sheets


                                     ASSETS

                                                    September 30,   December 31,
                                                        1999            1998
                                                    ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                        $     2,831     $     5,669
   Accounts receivable                                    2,800           1,400
   Receivable from affiliated companies                  78,957            --
                                                    -----------     -----------

      Total current assets                               84,588           7,069

OFFICE EQUIPMENT, net of $1,511 and $1,029
  of accumulated depreciation                             5,396           4,119
MASTER PRODUCTION COSTS                                  50,754          50,754
ROYALTY RIGHTS                                           50,000          50,000
PRODUCTION RIGHTS                                         3,000           3,000
ORGANIZATION COSTS, net of $5,277 and
  $2,346 of accumulated amortization                     14,261          17,192
DEPOSITS                                                  2,546           2,546
                                                    -----------     -----------

                                                    $   210,545     $   134,680
                                                    ===========     ===========

                                  LIABILITIES

CURRENT LIABILITIES:
   Accounts payable                                 $     1,099     $      --
   Accrued liabilities                                     --             3,508
   Note payable - Officer                                28,700          28,700
   Note payable                                         186,193         186,193
   Payable to affiliated company                        127,156          28,395
                                                    -----------     -----------
     Total current liabilities                          343,148         246,796
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES (see note 8)

STOCKHOLDERS' EQUITY
   Common stock, $.0001 par value
     (authorized 10,000,000 shares;
     issued and outstanding 5,321,324
     in 1999 and 754,787 in 1998)                           532              75
   Additional paid-in capital                         1,687,505       1,538,061
   Accumulated deficit                               (1,820,640)     (1,650,252)
                                                    -----------     -----------

      Total stockholders' equity                       (132,603)       (112,116)
                                                    -----------     -----------

                                                    $   210,545     $   134,680
                                                    ===========     ===========
See notes to Financial Statements.

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
        For the nine months and the three months ended September 30, 1999



                                                   Nine months      Three months
                                                     ended             ended
                                                  September 30,    September 30,
                                                      1999             1999
                                                  -------------    -------------
REVENUES:
   Sales                                           $    31,480      $    14,299
                                                   -----------      -----------

      Total revenues                                    31,480           14,299


COSTS AND EXPENSES:
   Cost of revenues                                     68,539            9,963
   Depreciation                                            879              293
   Selling expense                                       7,085            4,973
   General and administative expense                   125,365           16,008
                                                   -----------      -----------

      Total costs and expenses                         201,868           31,237
                                                   -----------      -----------

Net loss                                              (170,388)         (16,938)

Accumulated deficit, prior year                     (1,650,252)      (1,803,702)
                                                   -----------      -----------

Accumulated deficit, current year                  $(1,820,640)     $(1,820,640)
                                                   ===========      ===========

Net loss per share                                 $     (0.08)     $     (0.01)
                                                   ===========      ===========

See notes to Financial Statements.


                                               RAVEN MOON INTERNATIONAL, INC.
                                        (Formerly Ybor City Shuttle Services, Inc.)
                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                        For the nine months ended September 30, 1999


                                                  Common Stock              Additional
                                            --------------------------       paid-in      Accumulated
                                               Shares        Amount          capital        deficit          Total
                                            ----------     -----------     -----------    -----------     -----------
Balance December 31, 1998                      754,787     $        75     $ 1,538,061    $(1,650,252)    $  (112,116)
   Shares issued for cash                      104,976              11         145,430                        145,441
   Shares issued for expenses                4,461,561             446     $     4,014                          4,460
   Net loss for the period                                                                   (170,388)       (170,388)
                                           -----------     ----------      -----------    -----------     -----------
Balance June 30, 1999                        5,321,324     $       532     $ 1,687,505    $(1,820,640)    $  (132,603)
                                           ===========     ===========     ===========    ===========     ===========








See notes to Financial Statements.



                       RAVEN MOON INTERNATIONAL, INC.
                (Formerly Ybor City Shuttle Services, Inc.)
                         STATEMENTS OF CASH FLOWS
        For the nine months and the three months ended September 30, 1999


                                                        Nine Months     Three Months
                                                           Ended           Ended
                                                       September 30,    September 30,
                                                           1999            1999
                                                       -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $(170,388)        (16,938)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
      (Increase) in receivables                             (1,400)           --
      (Increase) in receivables from
       affiliated company                                  (78,957)        (13,651)
      Depreciation and amortization                          3,810           1,270
      (Decrease) in accounts payable                          --            (8,290)
      (Decrease) in accrued expenses                        (2,409)         (1,911)
      Increase in payable to affiliated company             98,761          24,550
      Shares issued for expenses                             5,420           3,524
                                                         ---------       ---------

          Net cash used by operations                     (145,163)        (11,446)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                    (2,156)         (1,944)
   Deposit on leased premises                                 --              --
                                                         ---------       ---------

          Net cash used by investing activities             (2,156)         (1,944)


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                      144,481          16,221
   Notes payable - officers                                   --              --
   Notes payable                                              --              --
                                                         ---------       ---------


          Net cash provided by financing activities        144,481          16,221


   Net increase in cash                                     (2,838)          2,831

   Cash at beginning of period                               5,669            --
                                                         ---------       ---------

   Cash at end of period                                 $   2,831       $   2,831
                                                         =========       =========



See notes to Financial Statements.

                                              5

                          RAVEN MOON INTERNATIONL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 1999 and December 31, 1998


Notes 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 2,391,055 and 5,081,323 for the nine months and the three months ended September 30, 1999, respectively. There were no outstanding common stock equivalents during the fiscal period.

Item 2.  Acquisition or Disposition of Assets.

     The Company has continued to work on development of its music, audio, video and television entertainment business.

Item 7.  Financial Statements and Exhibits.

(a)      Financial Statements:

Consolidated Balance Sheet as of September 30, 1999

Consolidated Income Statement as of September 30, 1999

Consolidated Statement of Retained Earning as of September 30, 1999

Consolidated Statement of Cash Flows as of September 30, 1999

Notes to Consolidated Financial Statements

(b)      Exhibits - None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            RAVEN MOON INTERNATIONAL, INC.


Date:  May 10, 2000                         By:  /s/ Joey DiFrancesco
                                                 -------------------------------
                                                 Joey DiFrancesco, President