Form 10KSB
period 1999-12-31
RAVEN MOON INTERNATIONAL INC
filed 2000-05-24
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31,1999
                               Commission File No.


                        RAVEN MOON INTERNATIONAL, INC.
                        ------------------------------
             (Exact name of registrant as specified in its charter)



              Florida                                  59-348779
              -------                                  ---------
     State or other jurisdiction           (IRS Employer Identification No.)
  of incorporation or organization)


             120 International Parkway, Suite 220, Heathrow, Florida
             -------------------------------------------------------
              (Address of principal executive office and zip code)

                  Registrant's telephone number: (407) 304-4764


           Securities registered pursuant to Section12(b) of the Act:
                        Shares of Preferred Stock - None
                          Shares of Common Stock - None


           Securities registered pursuant to Section12(g) of the Act:
         Preferred Stock, $0.0001 par value: 5,000,000 shares authorized
          Common Stock, $0.0001 par value, 10,000,000 shares authorized


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    --------      ---------

There was no public trading of the common stock of the Registrant on December 31, 1999.

205,178 shares of Registrant's Preferred Stock and 5,390,123 shares of Registrant's Common Stock, $0.0001, were outstanding on December 31, 1999.

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

         Item 12. SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

         Item 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS

PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENTS
                  SCHEDULES AND REPORTS ON FORM 8-K

                                     PART I

Item 1.  BUSINESS

     Ybor City Shuttle Service, Inc. was formed on January 7, 1998, pursuant to the Articles of Incorporation filed with the Office of Secretary of State of the State of Florida on January 8, 1998. On December 31, 1998, Articles of Merger for the merger of Ybor City Shuttle Service, Inc., Raven Moon Entertainment, Inc. and International Resorts and Entertainment Group, Inc. were filed with the State of Florida merging those three corporations. The name of the surviving entity was changed to Raven Moon International, Inc. as a part of the merger.

     The Articles of Incorporation were amended to decrease the capitalization from 100,000,000 shares of Common Stock to 10,000,000 shares of Common Stock with a par value of $0.0001 per share. The authorized Preferred Stock remained at 50,000,000 shares having a par value of $0.0001 per share. The Common Shares issued and outstanding were reduced by the same ratio of one share for each ten shares previously owned.

     During the second quarter of 1999, management of the company determined not to the hearing aid business it had explored. The proposed transportation business has also been aborted.

     The business of the company is primarily involved with the development and production of children's television programs and videos, CD music production, e-commerce internet websites focused on the entertainment industry and music publishing and talent management. The market for this product and these services is worldwide, although the company will devote most of its efforts within the continental United States. The company has received a letter of intent from Don Taffner's Entertainment Ltd., in which they have expressed an interest in marketing the company's initial product consisting of 65 television programs targeted to five year old children. The company is in the process of complying with the requirements of Don Taffner Entertainment Ltd. To provide them with one completed episode, thereby enabling them to seek broadcasters for the program. Don Taffner's group will also participate in the merchandising of what are termed "back end" products related to this series.

     The main competition in this industry comes from the major studios, such as Disney and Universal Studios that produce a large percentage of children's programming. The next level of competition is from other independents like this company. To be competitive the company has to produce high quality creative productions and must develop the reputation and contacts to meet with the principal players in this industry. The company excepts its syndicator/distributor, Don Taffner's Entertainment Ltd., 31 West 56th Street, New York, New York 10019 to provide the support necessary to enable the company to compete in this marketplace.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

     In June of 1999, the principal shareholders voted to approve a 10 for 1 reverse split of the authorized and outstanding shares of the Company's common stock.

                                     PART II

     Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock has been the subject of little or no trading activity. No brokerage firms were making a market in the company's Common Stock during 1999.

     There are 651 holders of the Common Stock of the company. None of the Preferred Stock has been issued. There has never been any dividend, cash, or otherwise, paid on the Common or Preferred Stock of the company.

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

Item 6.  SELECTED FINANCIAL DATA

                                                  Fiscal year ended December 31
                                                  -----------------------------
                                                        1998           1997
Income Statement Data
REVENUES:
         Marketing fees ........................   $   230,030    $   175,145
         Other .................................        18,500          3,910
                                                   -----------    -----------

                  Total Revenues ...............       248,530        179,055

COSTS AND EXPENSES:
         Cost of revenues ......................       867,671        153,603
         Depreciation ..........................           907            122
         Selling expense .......................        65,492        134,912
         General and administrative expense.....       221,388        232,950
                                                   -----------    -----------

                  Total costs and expenses .....     1,155,458        521,587
                                                   -----------    -----------

Net loss before discontinued operations ........      (906,928)      (342,532)

Loss from discontinued operations ..............       400,792           --
                                                   -----------    -----------

Net loss .......................................    (1,307,720)      (342,532)

Accumulated deficit, prior year ................      (342,532)          --
                                                   -----------    -----------

Accumulated deficit, current year ..............   $(1,650,252)   $  (342,532)
                                                   ===========    ===========

Net loss per share .............................   $     (3.17)   $     (9.26)
                                                   ===========    ===========


Balance Sheet Data
         Total assets ..........................   $   134,680    $   109,096
         Total current liabilities .............       246,796         22,238
         Stockholder equity ....................      (112,116)        86,858
                                                   -----------    -----------

                  Total liabilities ............   $   134,680    $   109,096
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

     None.

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

Item 11. EXECUTIVE COMPENSATION

     Joey DiFrancesco shall receive as compensation for his services the sum of Two Hundred Fifty-Nine Thousand Two Hundred & 00/100ths Dollars ($259,200.00).

     Berndatte DiFrancesco shall receive as compensation for her services the sum of Eighty-Six Thousand Four Hundred & 00/100ths Dollars ($86,400.00).

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There are presently 5,390,123 shares of the company's common shares outstanding and 1,452,358 preferred shares outstanding. The following table sets forth the information as to the ownership of each person who, as of the date of this report, owns of record, or is known by the company to own beneficially more than 5% of the company's common stock, and the Officers and Directors of the company.

                                  COMMON STOCK

Title of Class    Name & Address of           Amount of       Percent of Class
--------------    -----------------          ------------     ----------------
                  Beneficial Owner              Shares
                  ----------------           ------------

Common   J&B DiFrancesco, Inc.                  1,200,000            20%
         2221 Springs Landing Blvd.
         Longwood, FL 32779

Common   Joseph & Bernadette DiFrancesco        352,052               5%
         2221 Springs Landing Blvd.
         Longwood, FL 32779

Common   Raven Moon, Inc.                       2,014,443            34%
         2221 Springs Landing Blvd.
         Longwood, FL 32779

Common   Beyond The Kingdom, LP                 537,325              11%
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



--------
* Right to acquire within 60 days from options.

                          INDEPENDENT AUDITORS" REPORT


To the Board of Directors and Stockholders of Raven Moon International, Inc.
(Formerly Ybor City Shuttle Service, Inc.)

We have audited the balance sheets of Raven Moon International, Inc. as of December 31, 1999 and 1998, and the related statements of operations and accumulated deficit, stockholders" equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company"s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raven Moon International, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and must obtain additional financing which raises substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Tampa, Florida
May 11, 2000



                         RAVEN MOON INTERNATIONAL, INC.

                   (Formerly Ybor City Shuttle Services, Inc.)
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                     ASSETS

                                                           1999           1998
                                                        -----------    -----------
CURRENT ASSETS:
            Cash and cash equivalents ...............   $     1,158    $     5,669
            Accounts receivable .....................          --            1,400
            Advances ................................         2,800           --
                                                        -----------    -----------

              Total current assets ..................         3,958          7,069

OFFICE EQUIPMENT, net of $1,813 and $1,029 of
       accumulated depreciation .....................         5,087          4,119
MASTER PRODUCTION COSTS .............................        50,754         50,754
ROYALTY RIGHTS ......................................        50,000         50,000
PRODUCTION RIGHTS ...................................         3,000          3,000
ORGANIZATION COSTS, net of$6,254 and $2,346 of
       accumulated amortization .....................        13,284         17,192
DEPOSITS ............................................          --            2,546
                                                        -----------    -----------

                                                        $   126,083    $   134,680
                                                        ===========    ===========

                                  LIABILITIES

CURRENT LIABILITIES:
            Accrued liabilities .....................   $   105,700    $     3,508
            Note payable - Officer ..................          --           28,700
            Note payable to affiliated company ......       186,193
            Payable to affiliated company ...........          --           28,395
                                                        -----------    -----------

              Total current liabilities .............       105,700        246,796
                                                        -----------    -----------

LONG-TERM NOTES PAYABLE TO OFFICERS AND
            AFFILIATED COMPANIES ....................       440,917           --
                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES (note 9)

STOCKHOLDERS' EQUITY
            Preferred stock, $.0001 par value,
             authorized 5,000,000 shares;
             issued and outstanding 208,178 in 1999 .            21           --
            Common stock, $.0001 par value,
             authorized 10,000,000 shares;
             issued and outstanding 5,390,123 in
             1999 and 754,787 in 1998 ...............           539             75

            Additional paid-in capital ..............     1,692,797      1,538,061
            Accumulated deficit .....................    (2,113,891)    (1,650,252)
                                                        -----------    -----------

              Total stockholders' equity ............      (420,534)      (112,116)
                                                        -----------    -----------

                                                        $   126,083    $   134,680
                                                        ===========    ===========


See notes to Financial Statements



                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                  For the year ended December 31, 1999 and 1998

                                                        1999            1998
                                                    -----------     -----------
REVENUES:
          Marketing fees .......................    $      --       $   230,030
          Sales ................................         58,636          18,500
                                                    -----------     -----------

             Total revenues ....................         58,636         248,530

COSTS AND EXPENSES:

          Cost of revenues .....................        185,145         867,671
          Depreciation .........................          1,172             907
          Selling expense ......................         35,450          65,492
          General and administative expense ....        300,508         221,388
                                                    -----------     -----------

             Total costs and expenses ..........        522,275       1,155,458
                                                    -----------     -----------

Net loss before discontinued operations ........        463,639)       (906,928)

Loss from discontinued operations ..............           --           400,792
                                                    -----------     -----------

Net loss .......................................        463,639)    $(1,307,720)

Net loss per share .............................    $     (0.15)    $     (3.17)
                                                    ===========     ===========



See notes to Financial Statements.


                                               RAVEN MOON INTERNATIONAL, INC.
                                        (Formerly Ybor City Shuttle Services, Inc.)
                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                       For the year ended December 31, 1999 and 1998



                                      Preferred Stock                Common Stock            Additional
                                      ---------------                ------------            paid-in     Accumulated
                                    Shares        Amount         Shares        Amount        capital       deficit         Total
                                    ------        ------         ------        ------        -------       -------         -----

Balance December 31, 1997 ..                                      62,168    $         6    $   429,384   $  (342,532)   $    86,858
  Shares issued to Founders
     of Ybor City Shuttle
     Services, Inc..........                                     200,000             20            180                          200
  Shares issued for cash ...                                     300,814             30        900,288                      900,318
  Shares issued for expenses                                     180,679             18         82,478                       82,496
  Private placement shares
     issued for expenses ...                                       4,933           --              740                          740
  Private placement, shares
     issued for cash .......                                       6,193              1        124,991       124,992
  Net loss for the period ..                                                                              (1,307,720)    (1,307,720)
                                                             -----------    -----------    -----------    -----------   -----------

  Balance December 31, 1998                                      754,787             75      1,538,061    (1,650,252)      (112,116)

  Preferred shares issued ..       208,178    $        21          4,979                                                      5,000
  Shares issued for cash ...       146,201             15        145,717                                                    145,732
  Shares issued for expenses     4,489,135            449          4,040                                                      4,489
  Net loss for the period ..                                                                                (463,639)      (463,639)
                               -----------    -----------    -----------   -----------    -----------    -----------    -----------

Balance December 31, 1999 ..       208,178    $        21      5,390,123   $       539    $ 1,692,797    $(2,113,891)   $  (420,534)
                               ===========    ===========    ===========   ===========    ===========    ===========    ===========


See notes to Financial Statements.



                                            RAVEN MOON INTERNATIONAL, INC.
                                      (Formerly Ybor City Shuttle Services, Inc.)
                                               STATEMENTS OF CASH FLOWS
                                      For the year ended December 31, 1999 and 1998
                                                                                                    1999              1998
                                                                                                 -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss .........................................................................      $  (463,639)      $(1,307,720)
         Adjustments to reconcile net loss to net cash used
                 by operating activities:
                       Decrease (increase) in receivables .................................            1,400            (1,400)
                       (Increase) in Advances .............................................           (2,800)             --
                       Decrease (increase) in receivables from
                              affiliated  company .........................................             --              44,500
                       (Increase) in master production costs ..............................             --             (50,754)
                       Depreciation and amortization ......................................            5,080             3,253
                       Increase in organization costs .....................................             --             (19,538)
                       (Decrease) increase in accounts payable ............................             --              (3,105)
                       (Increase) decrease in accrued liabilities .........................          102,192           (14,825)
                       (Decrease) increase in payable to affiliated company ...............          (28,395)           27,595
                       Shares issued for expenses .........................................            4,489            83,236
                                                                                                 -----------       -----------

                                      Net cash used by operations .........................         (381,673)       (1,238,758)


CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of equipment ............................................................           (2,140)           (1,500)
         Deposit on leased premises .......................................................            2,546              --
                                                                                                 -----------       -----------

                                      Net cash provided (used) by investing activities ....              406            (1,500)


CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of preferred stock ............................................            5,000              --
         Proceeds from sale of common stock ...............................................          145,732         1,025,510
         Notes payable - officers and affiliated companies ................................          226,024           214,893
                                                                                                 -----------       -----------
                                       Net cash provided by financing activities ..........          376,756         1,240,403

         Net (decrease) increase in cash ..................................................           (4,511)              145
         Cash at beginning of period ......................................................            5,669             5,524
                                                                                                 -----------       -----------
         Cash at end of period ............................................................      $     1,158       $     5,669
                                                                                                 ===========       ===========

See notes to Financial Statements.

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note l - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MERGER - The December 31, 1998 merger of Ybor City Shuttle Services, Inc. and International Resorts and Entertainment Group, Inc. which formed the Company was accounted for as a pooling of interests. The Company was formed in 1998, therefore, any comparative year prior to 1998 are International Resorts and Entertainment Group, Inc."s financial statements.

MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 3,145,742 and 521,343 for the period ended December 31, 1999 and 1998, respectively. There were no outstanding common stock equivalents during the fiscal period.

INCOME TAXES - The Company has incurred approximately $2,070,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

OFFICE EQUIPMENT - Office equipment is recorded at cost. Depreciation is calculated using the straightline method.

Note 2 - BUSINESS AND OPERATIONS

The Company and its subsidiaries are currently working to establish the following lines of business:


                        Movie and Television Productions
                        Music
                        Internet Retail Sales

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


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

These factors raise doubt about the Company"s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management plans to raise capital through the issuance of additional common stock, convertible debentures and by actively seeking to develop its lines of business.

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

Through a plan and agreement of Merger dated October 21, 1998, effective December 31, 1998, the

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Company merged with Raven Moon Entertainment, Inc., (formerly International Entertainment Group, Inc.) and International Resorts and Entertainment Group, Inc. Each share of Raven Moon Entertainment, Inc."s common stock issued and outstanding at December 31, 1998 was exchanged for one share of common stock of the Company. At December 31, 1998 there were 112,955 shares of common stock issued and outstanding.

In addition, as part of the merger agreement, each 15 shares of International Resorts and Entertainment, Inc. common stock issued and outstanding at December 31, 1998, was exchanged for one share of common stock of the Company (adjusted for the subsequent 10 for 1 reverse stock split). At December 31, 1998 there were 44,881,050 shares of common stock issued and outstanding which resulted in 299,207 of new shares.

Note 4 - BUSINESS ACQUISITIONS

J. & B. DiFrancesco, Inc. (Formerly St. Anthony Entertainment, Inc.)
--------------------------------------------------------------------
On May 18, 1997, in a transaction accounted for by the purchase method, International Resorts and Entertainment, Inc. acquired the Exclusive Production Rights to certain projects developed and owned by J. & B. DiFrancesco, Inc., for 20,000 shares of its common stock. Following is a summary of the production properties acquired:

           "Chief Rainbird and Friends"
           "Highway Angel"
           "The Last Feather"
           "The Village of Many Tribes" project
           "The Terry Jones Story" - "Venom in My Veins"
           "Praise-R-Cise"
           "The Jokes on You"
           "Team Amazon"

The agreement also provides that J. & B. DiFrancesco, Inc. receive a 5% royalty on the revenue received from the above productions, except for marketing revenues received from "The Village of Many Tribes". The Company has also agreed to pay a 5% royalty on gross revenues, as defined, to North American Resorts, Inc. Any royalties due to North American will be used to reduce the receivable of $1,000,000 (See Note 5). Through December 31, 1997, the Company has reacquired a portion of the royalty rights for 9,506 shares of the Company"s common stock. (See Note 8 for additional acquisitions of royalty rights.)

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


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

Note 5 -BUSINESS DISPOSITIONS

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


Note 6 - SUMMARY OF COMMON STOCK

Common stock transactions as restated in the quasi-reorganization (see Note 2) for the period January 7, 1998 through December 31, 1998 are summarized as follows:

                                               Number
                                             of shares      Amount
                                             ---------      ------

         Founders shares .................    200,000   $      200

         For cash ........................    142,625       83,512

         From Merger - International
           Resorts and Entertainment, Inc. 299,207 1,397,945 From Merger - Raven Moon
           Entertainment, Inc. ...........    112,955       56,479
                                             --------   ----------
             Total .......................    754,787   $1,538,136
                                             ========   ==========

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

International Resorts and Entertainment, Inc.
---------------------------------------------

           Original outstanding shares             13,613                -
                  For cash                          4,716          $  153,890
                  For royalty rights                9,506              50,000
                  For production rights            20,000               3,000
                  For expenses                     14,333             222,500
                                                  -------          ----------
           Balance, December 31, 1997              62,168             429,390

                  For cash                        158,189             816,806
                  For expenses                     67,724              26,017
                  Private placement for             4,933                 740
                    expense
                  Private placement for cash        6,193             124,992
                                                  -------          ----------
           Total                                  299,207          $1,397,945
                                                  =======          ==========

          Raven Moon Entertainment, Inc.
          ------------------------------

               For expenses                       112,955          $   56,479
                                                  =======          ==========


Note 7 - LONG-TERM DEBT

Long-term notes payable to officers and affiliated companies bear interest at 10% interest annually. These notes mature in December, 2001, and are unsecured.

Note 8 - RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company"s common stock by the following companies:

                    North American Resorts, Inc.
                    St. Anthony Entertainment, Inc.
                    Raven Moon, Inc.
                    J & D DiFrancesco, Inc. (Formerly
                    St. Anthony Entertainment, Inc.)
                    Beyond the Kingdom, Inc.

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


     a) Shares of common stock issued to officers and directors for expenses is summarized as follows:
                                            1999                1998
                                            ----                ----

                      Shares                 --                325,000

                      Amount              $  --               $222,500
                                          =======             ========


     b) The Company has incurred aggregate consulting, marketing and management fees with:

                                                     1999             1998
                                                     ----             ----

                      Officers, directors and
                        senior consultants        $ 163,264       $   76,000
                                                  =========       ==========

                      Affiliates                  $  87,000       $  146,000
                                                  =========       ==========


Note 9 - COMMITMENTS AND CONTINGENCIES

     a) Under the agreement with J. & B. DiFrancesco, Inc. (formerly St. Anthony Entertainment, Inc.) to acquire exclusive production rights, the Company is obligated to pay a 5% royalty on all gross revenue, as defined. The Company has a similar agreement with North American Resorts, Inc.

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

     b) Under an arrangement approved by the board of directors, the Company is obligated to pay the Chief Executive Officer and his spouse, (Vice-president/Secretary) a 10% royalty on all gross revenues, as defined, received from production, sale, etc., of the intellectual properties acquired from J. & B. DiFrancesco, Inc. (formerly St. Anthony Entertainment, Inc.) In addition, the Company has agreed to pay up to 20% of the gross profits, if any, to Raven Moon, Inc. for the development of the intellectual properties. (See Note 4.)

     c) The Company has entered into one-year employment contracts with the officers and senior consultant. Under the terms of the agreement, the company is obligated to pay an aggregate of $28,800 monthly.

     d) The Company has entered into a marketing consulting agreement with Raven Moon, Inc. for $8,500 a month. The agreement was terminated in November, 1999.

     e) The Company has entered into various month to month verbal agreements with unrelated third parties to provide production, marketing and administrative services. Payments are made based on invoices rendered for specific services provided.

Note 10 - DISCONTINUED OPERATIONS

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

NOTE 11 - SUBSEQUENT EVENTS

On April 5, 2000, the Company entered into an agreement with J. & B. DiFrancesco, Inc. (an affiliated company), terminating the 50% license agreement and agreeing instead to purchase all rights, title and ownership interests to "Gina D"s Kids Club", "TV Ted", Baby & The Transistor Sisters", and the music publishing rights to any songs or music used in the production of these programs. As consideration for this purchase, the Company issued a 12% Convertible Debenture for $2,500,000, the principal balance due in 5 years, secured by the above intellectual property. Interest is payable annually beginning twelve months from the date of this agreement, with a non-refunded advance interest payment of $100,000 prior to July 1, 2000. The Convertible Debenture may, at the option of the holder, be converted to common stock of the company any time within five (5) years from the date of issuance at eighty percent (80%) of the initial five day average public trading price of the stock, after trading of these shares resume in the year 2000.