Form 10QSB
period 2000-03-31
RAVEN MOON INTERNATIONAL INC
filed 2000-05-24
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                Quarterly Report

               Pursuant to Section 13 or 15 (d) of the Securities
                       Exchange Act of 1934 Date of Report
                  For The Quarterly Period Ended March 31,2000


                         RAVEN MOON INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                    000-24727                   59-3485779
-------------------------        ---------------             ------------------
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

Item 1.  Financial Statements

                         RAVEN MOON INTERNATIONAL, INC.
                                 Balance Sheets
                                     ASSETS

                                                      March 31,     December 31,
                                                        2000            1999
                                                    -----------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                         $     5,300     $     1,158
  Advances                                                2,800           2,800
                                                    -----------     -----------

    Total current assets                                  8,100           3,958

OFFICE EQUIPMENT, net of $1,813 and
   $1,029 of accumulated
   depreciation                                           4,647           5,087
MASTER PRODUCTION COSTS                                  50,754          50,754
ROYALTY RIGHTS                                           50,000          50,000
PRODUCTION RIGHTS                                         3,000           3,000
ORGANIZATION COSTS, net of $6,254 and
   $6,254 of accumulated
   amortization                                          12,307          13,284
                                                    -----------     -----------

                                                    $   128,808     $   126,083
                                                    ===========     ===========

 LIABILITIES

CURRENT LIABILITIES:
   Accrued liabilities                              $   163,900     $    62,500
                                                    -----------     -----------
       Total current liabilities                        163,900          62,500
                                                    -----------     -----------


LONG TERM DEBT TO AFFILIATED COMPANIES,
 OFFICERS AND STOCKHOLDERS'                             469,466         440,917
                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES (see note 9)

STOCKHOLDERS' EQUITY
   Preferred stock, $.0001 par vallue,
     authorized 5,000,000 shares; issued
     and outstanding 1,205,308 in 2000
     and 208,178 in 1999                                    121              21
   Common stock, $.0001 par value,
     authorized 10,000,000 shares;
     issued and outstanding 5,967,925
     in 2000 and 5,390,123 in 1999                          597             539
   Additional paid-in capital                         1,693,974       1,692,797
   Accumulated deficit                               (2,199,250)     (2,070,691)
                                                    -----------     -----------

       Total stockholders' equity                      (504,558)       (377,334)
                                                    -----------     -----------

                                                    $   128,808     $   126,083
                                                    ===========     ===========

See notes to Financial Statements.

                         RAVEN MOON INTERNATIONAL, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               For the three months ended March 31, 2000 and 1999


                                                       Three Months ended
                                                     March 31,       March 31,
                                                       2000            1999
                                                    -----------     -----------
REVENUES:
          Sales                                     $     6,350     $     2,176
COSTS AND EXPENSES:
          Cost of revenues                                9,610          25,174
          Depreciation                                      440             402
          Selling expense                                   712             293
          Interest                                       15,000            --
          General and administative expense             109,147          60,472
                                                    -----------     -----------

            Total costs and expenses                    134,909          86,341

Net loss                                               (128,559)        (84,165)

Accumulated deficit, prior year                      (2,070,691)     (1,650,252)
                                                    -----------     -----------

Accumulated deficit, current year                   $(2,199,250)    $(1,734,417)
                                                    ===========     ===========

Net loss per share                                  $     (0.03)    $     (0.11)
                                                    ===========     ===========




See notes to Financial Statements.


                                                        RAVEN MOON INTERNATIONAL, INC.
                                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                                For the three months ended March 31, 2000



                                      Preferred Stock               Common Stock            Additional
                                    -------------------          --------------------        paid-in     Accumulated
                                    Shares       Amount          Shares        Amount        capital       deficit          Total
                                    ------       ------          ------        ------        -------       -------          -----
Balance December 31, 1999           208,178    $        21      5,390,123    $       539   $ 1,692,797   $(2,070,691)   $  (377,334)
   Preferred shares issued          997,130            100                                        (100)
   Shares issued for cash                                          24,000              2           488                          490
   Shares issued for expenses                                     845,000             85           760                          845
   Cancelled shares                                              (291,198)           (29)           29                        --
   Net loss for the period                                                                                  (128,559)      (128,559)
                                -----------    -----------    -----------    -----------   -----------   -----------    -----------

Balance March 31, 2000            1,205,308    $       121      5,967,925            597     1,693,974    (2,199,250)      (504,558)
                                ===========    ===========    ===========    ===========   ===========   ===========    ===========



See notes to Financial Statements.




                                RAVEN MOON INTERNATIONAL, INC.
                                  STATEMENTS OF CASH FLOWS
                      For the three months ended March 31, 2000 and 1999


                                                                               Three months ended
                                                                         March 31,              March 31,
                                                                           2000                   1999
                                                                        ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $(128,559)             $ (84,165)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
        Decrease in receivables                                              --                    1,400
        (Increase) in Advances                                               --                   (2,800)
        (Increase) in receivables from affiliated company                    --                  (39,508)
        Depreciation and amortization                                       1,417                  1,270
        Increase in organization costs                                       --
        (Increase) decrease in accrued expenses                           101,400                    516
        Increase in payable to affiliated company                            --                   53,903
        Shares issued for expenses                                            845                     53
                                                                        ---------              ---------

             Net cash used by operations                                  (24,897)               (69,331)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                    --                     --
    Deposit on leased premises                                               --                     --
                                                                        ---------              ---------
             Net cash provided (used) by investing activities                --                     --

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                         490                 65,356
   Notes payable - officers                                                  --                     --
   Notes payable                                                             --                     --
   Notes payable - shareholders                                            28,549                   --
                                                                        ---------              ---------

              Net cash provided by financing activities                    29,039                 65,356

   Net (decrease) increase in cash                                          4,142                 (3,975)

   Cash at beginning of period                                              1,158                  5,669
                                                                        ---------              ---------

   Cash at end of period                                                $   5,300              $   1,694
                                                                        =========              =========

See notes to Financial Statements.




                          RAVEN MOON INTERNATIONL, INC
                          NOTES TO FINANCIAL STATEMENTS
                  March 31, 2000 and 1999 and December 31, 1999


Notes 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 5,532,608 and 797,240 for the three month periods ended March 31, 2000 and 1999, respectively. There were no outstanding common stock equivalents during the fiscal period.

Item 2.  Acquisition or Disposition of Assets.

     On April 5, 2000, the Company acquired from its Principal Shareholders the remaining 50% of the intellectual property rights in the program "Gina D's Kids Club Show" and the characters "TV TED" and "BABY & THE TRANSISTOR SISTERS" in exchange for issuance of a five-year corporate debenture in the amount of $2,500,000. The debenture bears interest at 12% per annum and is convertible at the option of the holder into shares of common stock at 80% of the average sale price of the common stock during the first five days of trading after resumption of public trading. The debenture is secured by an assignment of the rights in that intellectual property.

     Raven Moon International, Inc. is pursuing a private offering of $1,000,000 in convertible corporate debentures to fund the initial development and production of a children's television series of programs. The Company has issued $102,000 in debentures bearing interest at 12% under this offering, having a conversion right at the price of 80% of the average daily price of the Company's common stock for the first five days after trading resumes in the year 2000. (There was no trading at the time of filing this quarterly report). A total of 22,000 warrants were issued to certain purchasers of these debentures. Those warrants may be exercised at any time prior to April 17, 2003.

     On April 5, 2000 the Board of Directors approved the issuance of 250,000 warrants to each of its four Directors in lieu of other compensation. The warrants have a ten year expiration with a strike price of 80% of the average daily sale price of the Company's common stock for the first five days after trading resumes in the year 2000.

Item 7.  Financial Statements and Exhibits.

(a)      Financial Statements:

Consolidated Balance Sheet as of March 31, 2000

Consolidated Income Statement as of March 31, 2000

Consolidated Statement of Retained Earning as of March 31, 2000

Consolidated Statement of Cash Flows as of March 31, 2000

Notes to Consolidated Financial Statements

(b)      Exhibits

Agreement of sale of Intellectual Properties dated April 5, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           RAVEN MOON INTERNATIONAL, INC.


Date:  May 10, 2000                         By:  /s/ Joey DiFrancesco
                                                 ------------------------
                                                 Joey DiFrancesco, President