Form 10QSB
period 1998-09-30
RAVEN MOON INTERNATIONAL INC
filed 2000-08-16
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB
                                Quarterly Report

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        Date of Report For the Quarterly Period Ended September 30, 1998



                         RAVEN MOON INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                      000-24727                 99-3485779
          -------                      ---------                 ----------
(State or other jurisdiciton           Commission               IRS Employer
    of incorporation)                 File Number            Identification No.)


            120 International Parkway, Suite 220, Heathrow, FL 32746
            --------------------------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number, including area code (407) 304-4764


--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report.

                         RAVEN MOON INTERNATIONAL, INC.

                         QUARTERLY FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


                        RICHARD L. BROWN & COMPANY, P.A.

                          CERTIFIED PUBLIC ACCOUNTANTS

RAVEN MOON INTERNATIONAL, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Quarterly Statements - September 30, 1998

                                                                            Page
                                                                            ----

Balance Sheets                                                                2

Statements of Operations and Accumulated Deficit                              3

Statements of Stockholders' Equity                                            4

Statements of Cash Flows                                                      5

Notes to Financial Statements                                                 6

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                                 Balance Sheets

                                     ASSETS

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
CURRENT ASSETS:
            Cash and cash equivalents                $    32,974    $     5,524
            Accounts receivable                            1,400           --
            Receivable from affiliated companies            --           44,500
                                                     -----------    -----------

              Total current assets                        34,374         50,024


OFFICE EQUIPMENT, net of $803 and $122
        of accumulated depreciation                        4,345          3,526
MASTER PRODUCTION COSTS                                   48,622           --
ROYALTY RIGHTS                                            50,000         50,000
PRODUCTION RIGHTS                                          3,000          3,000
ORGANIZATION COSTS, net of $2,346
        of accumulated amortization                       17,192           --
DEPOSITS                                                   2,546          2,546
                                                     -----------    -----------

                                                     $   160,079    $   109,096
                                                     ===========    ===========
 LIABILITIES

CURRENT LIABILITIES:
            Accounts payable                         $     4,368    $     3,105
            Accrued liabilities                            5,954         18,333
            Note payable - Officer                         6,900           --
            Payable to affiliated company                177,270            800
                                                     -----------    -----------

              Total current liabilities                  194,492         22,238
                                                     -----------    -----------


COMMITMENTS AND CONTINGENCIES (see note 8)

STOCKHOLDERS' EQUITY
            Common stock, $.0001 par value
              (authorized 10,000,000 shares;
              issued and outstanding 616,274
               in 1998 and 62,168 in 1997)                    62              6
            Additional paid-in capital                 1,403,197        429,384
            Accumulated deficit                       (1,437,672)      (342,532)
                                                     -----------    -----------

              Total stockholders' equity                 (34,413)        86,858
                                                     -----------    -----------
                                                     $   160,079    $   109,096
                                                     ===========    ===========
See notes to Financial Statements.

                         RAVEN MOON INTERNATIONAL, INC.
                   (Formerly Ybor City Shuttle Services, Inc.)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
        For the nine months and the three months ended September 30, 1998


                                                     Nine months   Three months
                                                        ended         ended
                                                    September 30,  September 30,
                                                        1998           1998
                                                    -----------    -------------
REVENUES:
           Sales                                    $   230,030     $    57,635
                                                    -----------     -----------

              Total revenues                            230,030          57,635

COSTS AND EXPENSES:
          Cost of revenues                              753,119         241,077
          Depreciation                                      681             227
          General and administative expense             170,579          53,006
                                                    -----------     -----------

              Total costs and expenses                  924,379         294,310
                                                    -----------     -----------
Net loss before discontinued operations                (694,349)       (236,675)

Discontinued operations                                 400,791            --
                                                    -----------     -----------
Net loss                                             (1,095,140)       (236,675)

Accumulated deficit, prior year                        (342,532)     (1,200,997)
                                                    -----------     -----------

Accumulated deficit, current year                   $(1,437,672)    $(1,437,672)
                                                    ===========     ===========

Net loss per share                                  $     (2.24)    $     (0.40)
                                                    ===========     ===========



See notes to Financial Statements.




                                           RAVEN MOON INTERNATIONAL, INC.
                                     (Formerly Ybor City Shuttle Services, Inc.)
                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                     For the nine months ended September 30, 1998


                                                   Common Stock                Additional
                                          -----------------------------         paid-in          Accumulated
                                             Shares           Amount            capital            deficit          Total
                                             ------           ------            -------            -------          -----

Balance December 31, 1997                      62,168       $         6       $   429,384      $  (342,532)      $    86,858
        Shares issued for cash                370,820                37           969,810          969,847
        Shares issued for expenses            183,286                19       $     4,003            4,022
        Net loss for the period            (1,095,140)       (1,095,140)
                                          -----------       -----------       -----------      -----------       -----------

Balance September 30, 1998                    616,274       $        62       $ 1,403,197      $(1,437,672)      $   (34,413)
                                          ===========       ===========       ===========      ===========       ===========








See notes to Financial Statements.






                                     RAVEN MOON INTERNATIONAL, INC.
                               (Formerly Ybor City Shuttle Services, Inc.)
                                         STATEMENTS OF CASH FLOWS
                       For the nine months and the three months ended September 30, 1998


                                                                                  Nine Months         Three Months
                                                                                    Ended                Ended
                                                                                September 30,         September 30,
                                                                                    1998                  1998
                                                                                 -----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                $(1,095,140)            (236,675)
         Adjustments to reconcile net loss to
                 net cash used by operating activities:
                       (Increase) in receivables                                      (1,400)                --
                       Decrease in receivables from
                         affiliated  company                                          44,500                6,500
                       Depreciation and amortization                                   3,027                1,615
                       Increase in production costs                                  (48,622)             (27,597)
                       Increase in organization costs                                (19,538)              (5,399)
                       (Decrease) in accounts payable                                  1,263                4,368
                       Increase (Decrease) in accrued expenses                       (12,379)               4,069
                       Increase in payable to affiliated company                     176,470              169,021
                       Shares issued for expenses                                      4,004                   14
                                                                                 -----------          -----------

                              Net cash used by operations                           (947,815)             (84,084)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of equipment                                                        (1,500)                --
                                                                                 -----------          -----------

                              Net cash used by investing activities                   (1,500)                --

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock                                          969,865              105,212
         Notes payable - officers                                                      6,900                6,900
                                                                                 -----------          -----------

                              Net cash provided by financing activities              976,765              112,112

         Net increase in cash                                                         27,450               28,028

         Cash at beginning of period                                                   5,524                4,946
                                                                                 -----------          -----------

         Cash at end of period                                                   $    32,974          $    32,974
                                                                                 ===========          ===========




See notes to Financial Statements.

                          RAVEN MOON INTERNATIONL, INC
                   (Formerly Ybor City Shuttle Services, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 1998 and December 31, 1997


Notes 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 448,685 and 595,953 for the nine months and the three months ended September 30, 1999, respectively. There were no outstanding common stock equivalents during the fiscal period.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  RAVEN MOON INTERNATIONAL, INC.



Dated:  August 9, 2000                          By:  /s/  Joey DiFrancesco
                                                     ---------------------------
                                                     Joey DiFrancesco
                                                     President