Form 10QSB
period 1999-03-31
RAVEN MOON INTERNATIONAL INC
filed 2000-08-16
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB
                                Quarterly Report

     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          Date of Report For the Quarterly Period Ended March 31, 1999



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

                                 MARCH 31, 1999


                        RICHARD L. BROWN & COMPANY, P.A.

                          CERTIFIED PUBLIC ACCOUNTANTS

RAVEN MOON INTERNATIONAL, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

Quarterly Statements - March 31, 1999

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


                                    RAVEN MOON INTERNATIONAL, INC.
                                          Balance Sheets

                                              ASSETS

                                                                March 31,                 December 31,
                                                                  1999                        1998
                                                               -----------                ------------
CURRENT ASSETS:
            Cash and cash equivalents                          $     1,694                $     5,669
            Receivable from affiliated companies                    39,508                       --
            Advances                                                 2,800                      1,400
                                                               -----------                -----------

              Total current assets                                  44,002                      7,069

OFFICE EQUIPMENT, net of $1,322 and $1,029
       of accumulated depreciation                                   3,826                      4,119
MASTER PRODUCTION COSTS                                             50,754                     50,754
ROYALTY RIGHTS                                                      50,000                     50,000
PRODUCTION RIGHTS                                                    3,000                      3,000
ORGANIZATION COSTS, net of $3,323 and
       $2,346 of accumulated amortization                           16,215                     17,192
DEPOSITS                                                             2,546                      2,546
                                                               -----------                -----------

                                                               $   170,343                $   134,680
                                                               ===========                ===========

                                           LIABILITIES
CURRENT LIABILITIES:
            Accrued liabilities                                $     4,024                $     3,508
            Note payable - Officer                                  28,700                     28,700
            Payable to affiliated company                          268,491                    214,588
                                                               -----------                -----------


              Total current liabilities                            301,215                    246,796
                                                               -----------                -----------

COMMITMENTS AND CONTINGENCIES (see note 9)

STOCKHOLDERS' EQUITY
            Common stock, $.0001 par value,
              authorized 10,000,000 shares;
              issued and outstanding 864,291
              in 1999 and  754,787 in 1998                              86                         75
            Additional paid-in capital                           1,603,459                  1,538,061
            Accumulated deficit                                 (1,734,417)                (1,650,252)
                                                               -----------                -----------

              Total stockholders' equity                          (130,872)                  (112,116)
                                                               -----------                -----------

                                                               $   170,343                $   134,680
                                                               ===========                ===========


See notes to Financial Statements.



                         RAVEN MOON INTERNATIONAL, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               For the three months ended March 31, 1999 and 1998


                                                         Three Months ended
                                                     March 31,       March 31,
                                                       1999            1998
                                                    -----------     -----------

REVENUES:
          Sales                                     $     2,176     $    86,225

COSTS AND EXPENSES:
          Cost of revenues                               25,174         260,858
          Depreciation                                      402             227
          Selling expense                                   293            --
          General and administative expense              60,472          52,778
                                                    -----------     -----------

              Total costs and expenses                   86,341         313,863

Net loss before discontinued operations                 (84,165)       (227,638)

Loss from discontinued operations                          --           320,752
                                                    -----------     -----------

Net loss                                                (84,165)       (548,390)

Accumulated deficit, prior year                      (1,650,252)       (342,532)
                                                    -----------     -----------

Accumulated deficit, current year                   $(1,734,417)    $  (890,922)
                                                    ===========     ===========

Net loss per share                                  $     (0.11)    $     (1.93)
                                                    ===========     ===========


See notes to Financial Statements.



                                                 RAVEN MOON INTERNATIONAL, INC.
                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                            For the three months ended March 31, 1999


                                                     Common Stock             Additional
                                            ----------------------------        paid-in        Accumulated
                                                Shares         Amount           capital          deficit            Total
                                                ------         ------           -------          -------            -----

Balance December 31, 1998                       754,787      $        75      $ 1,538,061      $(1,650,252)      $  (112,116)

        Shares issued for cash                   56,093                6           65,350           65,356
        Shares issued for expenses               53,411                5               48               53
        Net loss for the period                                                                    (84,165)          (84,165)
                                            -----------      -----------      -----------      -----------       -----------
Balance March 31, 1999                          864,291      $        86      $ 1,603,459      $(1,734,417)      $  (130,872)
                                            ===========      ===========      ===========      ===========       ===========




See notes to Financial Statements.


                                       RAVEN MOON INTERNATIONAL, INC.
                                         STATEMENTS OF CASH FLOWS
                              For the three months ended March 31, 1999 and 1998


                                                                                                      Three months ended
                                                                                                  March 31,         March 31,
                                                                                                    1999             1998
                                                                                                  ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                                 $ (84,165)       $(548,390)
         Adjustments to reconcile net loss to net cash used
                 by operating activities:
                       Decrease in receivables                                                        1,400             --
                       (Increase) in Advances                                                        (2,800)            --
                       (Increase) decrease in receivables from affiliated company                   (39,508)          23,500
                       Depreciation and amortization                                                  1,270              477
                       Increase in organization costs                                                  --             (5,000)
                       (Increase) decrease in accrued expenses                                          516          (21,438)
                       Increase in payable to affiliated company                                     53,903           22,778
                       Shares issued for expenses                                                        53             --
                                                                                                  ---------        ---------

                                      Net cash used by operations                                   (69,331)        (528,073)

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of equipment                                                                        --               --
          Deposit on leased premises                                                                   --               --
                                                                                                  ---------        ---------

                                      Net cash provided (used) by investing activities                 --               --

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock                                                          65,356          616,964
                                                                                                  ---------        ---------

                                       Net cash provided by financing activities                     65,356          616,964

         Net (decrease) increase in cash                                                             (3,975)          88,891

         Cash at beginning of period                                                                  5,669            5,524
                                                                                                  ---------        ---------

         Cash at end of period                                                                    $   1,694        $  94,415
                                                                                                  =========        =========

See notes to Financial Statements.

                                                        5

                         RAVEN MOON INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            March 31, 1999 and 1998


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 797,240 and 284,127 for the three month periods ended March 31, 1999 and 1998, respectively. There were no outstanding common stock equivalents during the fiscal period.

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