Form 10QSB
period 2000-06-30
RAVEN MOON INTERNATIONAL INC
filed 2000-09-07
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                               Washington , D.C.

                                  Form 10 - QSB
                                Quarterly Report

    Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2000


                         RAVEN MOON INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                      000-24727                 59-3485779
   ------------------              ----------------          ---------------
  (State of the juris-             (Commission File           (IRS Employer
diction of incorporation)              Number)              Identification No.)

            120 International Parkway, Suite 220, Heathrow, FL 32746
            --------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code (407) 304 4764
       -----------------------------------------------------------------
          (Former name of former address, if changed since lst report)

                         RAVEN MOON INTERNATIONAL, INC.




                                INDEX
                                                                         Page(s)

Item 7.   Financial Statements and Exhibits

(a)   Financial Statements:

          Balance Sheet as of June 30, 2000                                   2

          Statement of Operations and Accumulated Deficit                     3

          Statements of Stockholders' Equity                                  4

          Statement of Cash Flows as of June 30, 2000                         5

          Notes to Financial Statements                                       6

(b)   Exhibits - None.

Item 2.   Acquisition or Disposition of Assets                                7

Signature                                                                     8

                         RAVEN MOON INTERNATIONAL, INC.


                                 Balance Sheets





ASSETS                                                 June 30,     December 31,
                                                        2000           1999
                                                    -----------     -----------
CURRENT ASSETS:
    Cash and cash equivalents                       $     9,480     $     1,158
    Advances                                              3,185           2,800
                                                    -----------     -----------
       Total current assets                              12,665           3,958

OFFICE EQUIPMENT, net of 3,269 and
$1,813 of accumulated depreciation                        4,208           5,087
MASTER PRODUCTION COSTS                                  50,754          50,754
ROYALTY RIGHTS                                           50,000          50,000
PRODUCTION RIGHTS                                         3,000           3,000
ORGANIZATION COSTS, net of $8,208
and $6,254 of accumulated amortization                   11,330          13,284
                                                    -----------     -----------
                                                    $   131,957     $   126,083
                                                    ===========     ===========

LIABILITIES

CURRENT LIABILITIES:

    Accrued liabilities                             $   298,536     $   105,700
    Debentures payable                                   29,000            --
    Loans payable - private placement                   100,000            --
                                                    -----------     -----------
       Total current liabilities                        427,536         105,700
                                                    ===========     ===========
LONG TERM DEBT TO AFFILIATED COMPANIES,
    OFFICERS AND STOCKHOLDERS'                          464,666         440,917
                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES (see note 9)

STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par vallue,
       authorized 5,000,000 shares; issued
       and outstanding 2,517,816 in 2000
       and 208,178 in 1999                                  252              21


     Common stock, $.0001 par value,
       authorized 10,000,000 shares;
       issued and outstanding 6,754,293
       in 2000 and  5,390,123 in 1999                       675             539
     Additional paid-in capital                       2,463,667       1,692,797
     Accumulated deficit                             (3,224,839)     (2,113,891)
                                                    -----------     -----------
       Total stockholders' equity                      (760,245)       (420,534)
                                                    -----------     -----------

                                                    $   131,957     $   126,083
                                                    ===========     ===========


See notes to Financial Statements.

                         RAVEN MOON INTERNATIONAL, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
          For the six months and the three months ended June 30, 2000



                                                    Six Months      Three Months
                                                      ended            ended
                                                     June 30,         June 30,
                                                       2000             2000
                                                   -----------      -----------
REVENUES:
    Sales                                          $     6,702      $       352

COSTS AND EXPENSES:
    Cost of revenues                                   787,754          778,144
    Depreciation                                           879              439
    Selling expense                                      2,207            1,495
    Interest                                            30,000           15,000
    General and administative expense                  296,810          187,663
                                                   -----------      -----------
      Total costs and expenses                       1,117,650          982,741

Net loss                                            (1,110,948)        (982,389)

Accumulated deficit, prior year                     (2,113,891)      (2,242,450)
                                                   -----------      -----------
Accumulated deficit, current year                  $(3,224,839)     $(3,224,839)
                                                   ===========      ===========
Net loss per share                                 $     (0.19)     $     (0.16)
                                                   ===========      ===========


See notes to Financial Statements.






                                                   RAVEN MOON INTERNATIONAL, INC.
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                              For the three months ended March 31, 2000






                                             Preferred Stock          Common Stock         Additional
                                             ---------------          ---------------        paid-in      Accumulated
                                           Shares       Amount     Shares       Amount       capital        deficit        Total
                                          --------     --------   --------     --------      --------       --------      --------

Balance December 31, 1999                   208,178      $ 21    5,390,123         $ 539   $ 1,692,797    $ (2,113,891)  $ (420,534)


        Preferred shares issued           2,309,638       231         --            --            (231)            --          --
        Shares issued for cash                 --        --         24,000             2           488             --           490
        Shares issued for expenses             --        --      2,020,900           202       770,545             --       770,747
        Cancelled shares                       --        --       (680,730)          (68)           68             --          --
        Net loss for the period                --        --           --            --            --         (1,110,948) (1,110,948)
                                          ---------     -----    ---------     ---------   -----------     ------------  ----------
Balance June 30, 2000                     2,517,816     $ 252    6,754,293         $ 675   $ 2,463,667     $ (3,224,839) $ (760,245)
                                          =========     =====    =========     =========   ===========     ============  ==========





See notes to Financial Statements.




                                        RAVEN MOON INTERNATIONAL, INC.
                                           STATEMENTS OF CASH FLOWS
                          For the six months and the three months ended June 30, 2000











                                                                                    Six Months   Three Months
                                                                                      ended          ended
                                                                                     June 30,       June 30,
                                                                                       2000           2000
                                                                                   -----------    -----------



CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                  $(1,110,948)   $  (982,389)
         Adjustments to reconcile net loss to net cash used
                 by operating activities:
                       (Increase) in Advances                                             (385)          (385)
                       Depreciation and amortization                                     3,410          1,993
                       Increase in accrued expenses                                    192,836         91,436
                       Shares issued for expenses                                      770,747        769,902
                                                                                   -----------    -----------
                                      Net cash used by operations                     (144,340)      (119,443)


CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of equipment                                                           (577)          (577)
                                                                                   -----------    -----------
                                      Net cash (used) by investing activities             (577)          (577)


CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock                                                490           --
         Debentures payable                                                             29,000         29,000
         Loans payable - private placement                                             100,000        100,000
         Notes payable - shareholders                                                   23,749         (4,800)
                                                                                   -----------    -----------

                                       Net cash provided by financing activities       153,239        124,200


         Net increase in cash                                                            8,322          4,180

         Cash at beginning of period                                                     1,158          5,300
                                                                                   -----------    -----------
         Cash at end of period                                                     $     9,480    $     9,480
                                                                                   ===========    ===========

See notes to Financial Statements.


                          RAVEN MOON INTERNATIONL, INC
                          NOTES TO FINANCIAL STATEMENTS
                       June 30, 2000 and December 31, 1999


Notes 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 5,861,226 and 6,192,762 for the six months and the three months ended June 30, 2000, respectively. There were no outstanding common stock equivalents during the fiscal period.

                          RAVEN MOON INTERNATIONL, INC
                          NOTES TO FINANCIAL STATEMENTS
                       June 30, 2000 and December 31, 1999


Item 2.  Acquisition or Disposition of Assets

     The Company amended its Articles of Incorporation on June 17, 1999 to decrease the capitalization from One Hundred Million (100,000,000) shares of Common Stock to Ten Million (10,000,000) shares of Common Stock having a par value of $0.0001 per share. The authorized Preferred Stock was reduced to Five Million (5,000,000) shares having a value of $0.0001 per share. The common shares issused and outstanding were reversed split by the same proportion (one share for ten shares).

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


                                           RAVEN MOON INTERNATIONAL, INC.

Dated: August 23, 2000                     By:  /s/  Joey DiFrancesco
                                           ------------------------------------
                                                     Joey DiFrancesco
                                                     President