Form 10QSB
period 2000-09-30
RAVEN MOON INTERNATIONAL INC
filed 2000-11-03
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10 - QSB
                                Quarterly Report

     Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2000


                         RAVEN MOON INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                    000-24727                  59-3485779
   ----------------------         ---------------           ------------------
  (State or other juris-         (Commission File             (IRS Employer
-diction of incorporation)            Number)               Identification No.)

            120 International Parkway, Suite 220, Heathrow, FL 32746
                     --------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (407) 304-4764
          ------------------------------------------------------------
         (Former name or former address, if changed since last report.)



                                     RAVEN MOON INTERNATIONAL, INC.
                                             Balance Sheets





                                                 ASSETS


                                                                              September 30, December 31,
                                                                                  2000           1999
                                                                              -----------    -----------
CURRENT ASSETS:
            Cash and cash equivalents                                         $     9,526    $     1,158
            Advances                                                                3,185          2,800
                                                                              -----------    -----------
             Total current assets                                                  12,711          3,958

OFFICE EQUIPMENT, net of 3,132 and $1,813 of accumulated
       depreciation                                                                 3,768          5,087
MASTER PRODUCTION COSTS                                                            50,754         50,754
ROYALTY RIGHTS                                                                     50,000         50,000
PRODUCTION RIGHTS                                                                   3,000          3,000
ORGANIZATION COSTS, net of $9,185 and $6,254 of accumulated
       amortization                                                                10,353         13,284
                                                                              -----------    -----------
                                                                              $   130,586    $   126,083
                                                                              ===========    ===========




                                                    LIABILITIES

CURRENT LIABILITIES:

            Accrued liabilities                                               $   387,940    $   105,700
            Debentures payable                                                     63,000           --
            Loans payable - private placement                                     100,000           --
                                                                              -----------    -----------
             Total current liabilities                                            550,940        105,700
                                                                              -----------    -----------
LONG TERM DEBT TO AFFILIATED COMPANIES,
    OFFICERS AND STOCKHOLDERS'                                                    536,528        440,917
                                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES (see note 9)

STOCKHOLDERS' EQUITY
    Preferred stock, $.0001 par vallue, authorized 5,000,000 shares; issued
      and outstanding 2,517,816 in 2000 and 208,178 in 1999                           252             21
    Common stock, $.0001 par value, authorized 10,000,000 shares;
      issued and outstanding 6,739,168 in 2000 and  5,390,123 in 1999                 673            539
    Additional paid-in capital                                                  2,720,336      1,692,797
    Accumulated deficit                                                        (3,678,143)    (2,113,891)
                                                                              -----------    -----------
      Total stockholders' equity                                                 (956,882)      (420,534)
                                                                              -----------    -----------
                                                                              $   130,586    $   126,083
                                                                              ===========    ===========

                                   See notes to Financial Statements.



                         RAVEN MOON INTERNATIONAL, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
       For the nine months and the three months ended September 30, 2000




                                                    Nine Months    Three Months
                                                       ended           ended
                                                    September 30,  September 30,
                                                        2000            2000
                                                    -----------     -----------

REVENUES:
          Sales                                     $     6,702     $      --

COSTS AND EXPENSES:
          Cost of revenues                            1,028,420         240,667
          Depreciation                                    1,319             440
          Selling expense                                 2,957             750
          Interest                                       35,403           5,403
          General and administative expense             502,855         206,044
                                                    -----------     -----------
            Total costs and expenses                  1,570,954         453,304

Net loss                                             (1,564,252)       (453,304)

Accumulated deficit, prior year                      (2,113,891)     (3,224,839)
                                                    -----------     -----------
Accumulated deficit, current year                   $(3,678,143)    $(3,678,143)
                                                    ===========     ===========
Net loss per share                                  $      0.25     $      0.07
                                                    ===========     ===========

                       See notes to Financial Statements.


                                RAVEN MOON INTERNATIONAL, INC.
                              STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the nine months ended September 30, 2000



                                            Preferred Stock              Common Stock
                                     --------------------------    --------------------------
                                        Shares        Amount         Shares          Amount
                                     -----------    -----------    -----------   ------------

 Balance December 31, 1999               208,178    $        21      5,390,123    $       539


        Preferred shares issued        2,309,638            231
        Shares issued for cash                                          24,000              2
        Shares issued for expenses                                   2,020,900            202
        Cancelled shares                                              (695,855)           (70)
        Net loss for the period
                                     -----------    -----------    -----------   ------------
Balance September 30, 2000             2,517,816    $       252      6,739,168    $       673
                                     ===========    ===========    ===========   ============

                              See notes to Financial Statements

                                              4

                         RAVEN MOON INTERNATIONAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 2000



                                      Additional
                                       paid-in      Accumulated
                                       capital        deficit        Total
                                     -----------   -----------    -----------

 Balance December 31, 1999           $ 1,692,797   $(2,113,891)   $  (420,534)


        Preferred shares issued             (231)                        --
        Shares issued for cash               488                          490
        Shares issued for expenses     1,027,212                    1,027,414
        Cancelled shares                      70                         --
        Net loss for the period                     (1,564,252)    (1,564,252)
                                     -----------   -----------    -----------
Balance September 30, 2000           $ 2,720,336   $(3,678,143)   $  (956,882)
                                     ===========   ===========    ===========

                       See notes to Financial Statements

                                       4B



                               RAVEN MOON INTERNATIONAL, INC.
                                  STATEMENTS OF CASH FLOWS
               For the nine months and the three months ended September 30, 2000
                                                                                   Nine Months   Three Months
                                                                                     ended          ended
                                                                                  September 30,  September 30,
                                                                                       2000          2000
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES


         Net loss                                                                  $(1,564,252)   $  (453,304)
         Adjustments to reconcile net loss to net cash used
                 by operating activities:
                       (Increase) in Advances                                             (385)          --
                       Depreciation and amortization                                     4,250          1,417
                       Increase in accrued expenses                                    282,240         89,404
                       Shares issued for expenses                                    1,027,414        256,667
                                                                                   -----------    -----------
                                      Net cash used by operations                     (250,733)      (105,816)

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of equipment                                                           --             --
                                                                                   -----------    -----------
                                      Net cash (used) by investing activities             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock                                                490           --
         Debentures payable                                                             63,000         34,000
         Loans payable - private placement                                             100,000           --
         Notes payable - shareholders                                                   95,611         71,862
                                                                                   -----------    -----------
                                       Net cash provided by financing activities       259,101        105,862

         Net increase in cash                                                            8,368             46

         Cash at beginning of period                                                     1,158          9,480
                                                                                   -----------    -----------
         Cash at end of period                                                     $     9,526    $     9,526
                                                                                   ===========    ===========

                                 See notes to Financial Statements.



                          RAVEN MOON INTERNATIONL, INC
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999


Notes 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 6,156,561 and 6,767,774 for the nine months and the three months ended September 30, 2000, respectively. There were no outstanding common stock equivalents during the fiscal period.

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

Item 7.  Financial Statements and Exhibits

(a)      Financial Statements:

Balance Sheet as of September 30, 2000

Statement of Operations and Accumulated Deficit as of September 30, 2000

Statement of Stockholders' Equity as of September 30, 2000

Statement of Cash Flows as of September 30, 2000

Notes to Financial Statements

(b)      Exhibits

Ex-27    Financial Data Schedule (FDS)


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           RAVEN MOON INTERNATIONAL, INC.

Dated: October 30, 2000                        By:  /s/  Joey DiFrancesco
                                                  -----------------------------
                                                         Joey DiFrancesco
                                                         President