Form 10KSB
period 2000-12-31
RAVEN MOON INTERNATIONAL INC
filed 2001-04-17
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB

[X]       Annual Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

For the fiscal year ended December 31, 2000

[  ]      Transition report under Section 13 Or 15(d) of the Securities Exchange
          Act Of 1934

For the transition period from ______________ to ______________

     Commission file number 000-24727

                         Raven Moon International, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                                 59-348779
   ----------------------                                    -------------------
  (State of incorporation)                                    (I.R.S.  Employer
                                                             Identification No.)
 120 International Parkway, Suite 220
     Heathrow, Florida                                              32746
 -------------------------------------                              -----
(Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number, including area code:  (407) 304-4764
                                                        ----------------

         Securities registered pursuant to Section 12(g) of the Act:

               Title of Class:                        Name of each exchange
                                                       on which registered:

        Common Stock, par value $.0001                        None

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X            No
    -----------           ----------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Issuer's revenues for its most recent fiscal year are $6,702

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on April 6, 2001 was approximately $5,010,426.80

     The approximate number of shares outstanding of the registrant's Common Stock as of April 6, 2001 was 171,589,979.

Transitional Small Business Disclosure Format: Yes            No    X
                                                   ------         ------

Item 1. Description of Business.

     Business Development.
     ---------------------

     Raven Moon International, Inc. f/k/a Ybor City Shuttle Service, Inc., was formed as a Florida corporation on January 7, 1998. On December 31, 1998, Ybor City Shuttle Service, Inc., Raven Moon Entertainment, Inc. and International Resorts and Entertainment Group, Inc., all Florida corporations, were merged into one corporation. Ybor City Shuttle Service, Inc., the surviving entity, changed its name to Raven Moon International, Inc. as a part of the merger.

     Our Articles of Incorporation provide for 200,000,000 shares of common stock and 200,000,000 shares of preferred stock. As of April 6, 2001, 11,287,580 shares of the preferred stock have been designated as Series A Preferred Stock and are currently issued and outstanding. Effective January 1, 2001, each share of issued and outstanding common stock and each share of issued and outstanding preferred stock were subdivided into ten shares of common stock and preferred stock, respectively, resulting in a ten-for-one forward split of both common and preferred stock.

     Business of the Issuer.
     ----------------------

     Our long-term business goals include the development and production of children's television programs, Christian videos, Family Entertainment television programs, CD music production, e-commerce Internet websites focused on the entertainment industry and music publishing. The market for this product and these services is worldwide, although the company will devote most of its efforts within the continental United States. We believe that there are approximately 200 separate television-viewing markets in the United States alone.

     In 2000, we focused our efforts on raising the necessary funds to produce, and to begin production of, a pilot episode of a television program entitled "Gina D's Kid's Club" that is targeted to 2-5 year old children. The properties we initially focused on were new characters that have been integrated into this program.

     Effective May 16, 2000, the company entered into an agreement with DLT Entertainment, Ltd. ("DLT"), whereby if DLT obtains a broadcast commitment, the company will grant DLT the exclusive, worldwide right to distribute, license, market and exploit the "Gina D's Kid's Club" program (the Program") in all form of television media, including video, CD-Rom, DVD, video games, armed forces and in-flight-use. This agreement will become effective if and when the company delivers three (3) half-hour episodes of the Program and will continue for five years after it becomes effective. Additionally, if DLT obtains a broadcast commitment, then the term will be extended for five years from the date of the initial broadcast license, will be automatically renewed thereafter for additional two year terms unless either party notifies the other of its intent not to renew the agreement at least 60 days prior to the next expiration date.

     Our agreement with DLT gives them commission rights to all of our gross revenues generated from the exploitation of the Program, without deductions. Such commissions range from 10% for network prime time exhibition, 20% for cable television, pay cable or subscription type television exhibition services, 25% for home videos, and 30% for syndication in the United States. Worldwide distribution commissions include 25% of Gross Receipts for non-theatrical use, home video, video games, armed forces and in-flight use, and 30% for all television outside of the United States.

     We will retain the merchandising, licensing, book publishing and music rights in and to the Program and DLT will receive 10% of all of our gross revenues from the exploitation of such media. We currently are in the process of complying with the requirements of DTL to provide them with one completed episode, and related promotional materials, thereby enabling DLT to seek broadcasters for the program. DLT will use these materials to present to television stations, home video distributors, foreign distributors and potential investors and brokers.

     To date, we have produced an 11-minute test video, an initial version of the full pilot and a revised version of the first full half-hour television pilot plus a 4-minute promotional tape. We completed the initial pilot episode on March 26, 2001. Provided that we are able to raise sufficient revenue we will continue with our production efforts. We now intend to present the initial pilot program to DLT, our distributor, so that it can present it to domestic television stations, television networks, cable television networks, as well as the Fox Family Channel, the Learning Channel, Nickelodeon, and Public Broadcasting Stations.

     After we have produced our pilot and received a broadcast commitment from a broadcaster, we plan to produce up to 65 half-hour episodes of "Gina D's Kid's Club." We also intend to create new internet websites to market tied-in branded products and to create music CD's, video games, stuffed and plastic toys, and other related products geared toward the two to five years old children's market for distribution first in the United States, and eventually abroad.

     We estimate the total cost to produce the initial pilot, two episodes and promotional videos at approximately $650,000, including the cost of designing and building a state of the art 3 dimensional animated virtual reality stage set, costumes and other materials that will be used in the initial pilot and episodes, as well as future planned episodes. By producing the show in the Orlando, Florida area, rather than Los Angeles or New York, we believe that we can produce the additional episodes at a cost of approximately $130,000 per episode, as opposed to $350,000 to $400,000, while utilizing local production resources and talent to produce quality comparable to that of shows produced by Disney or Warner Brothers.

     If the program is sold in syndication, each thirty-minute program will have a total of eight 30-second commercial spots. Under the barter syndication program, we could keep up to 4 commercial spots for our sale (but that is unlikely with a new program), and give the others to the local programmer to sell to local advertisers. We anticipate that the program will be provided to local stations free of charge. In order to increase the program's visibility, we may permit local public broadcast stations to air the program free of charge, without commercial interruption, which would result in our receiving no advertising revenues from the sale of commercial spots. Similar strategy was employed for the Barney television program and results in an estimated $5 billion in merchandise and tie-in sales.

     We anticipate that our syndicator will be able to sell national advertising spots for a small fee starting in 2001 and increasing to larger amounts as the popularity of the program grows over the next five years. We also estimate that four commercials will run in each market 210 times each year (5 times a week) if we provide the broadcaster with enough programs to air the show 5 days a week. We anticipate that forty percent of the total gross revenues generated will be paid to the syndicator/distributor who places the programming and sells the commercials.

     We also are considering creating a separate version of the "Gina D's Kid's Club" program as a Christian home video product geared to the Christian market. Accordingly to industry statistics, Christian music, Christian publishing and Christian home videos are estimated to be an $8 billion annual industry. For example, a series of Christian Videos entitled "Veggie Tales" have sold approximately 20,000,000 copies at a retail price of $15.00 each.

     On March 27, 2001, we entered into an Interim Management Services Agreement with Hacker-Rumsey ("HR"), whose partners are Donald L. Hacker and Royce Rumsey, whereby HR will provide public and private fundraising support, direct the design, development and market research and planning of the company's television properties, including the "Gina D Kid's Club" program, establish third party relationship with our advertising, distribution and broadcast partners, prepare a plan under which we can generate maximum revenues from our entertainment properties, an undertake such other activities as will help us achieve our broader objectives. HR has been granted reasonable authority to conduct day-to-day management activities. The term of this agreement is three months, beginning effective March 1, 2001. We have the option to extend the agreement through July 1, 2001. For its services, we will pay HR a total of $90,000 for the regular term, and an additional $30,000 if the agreement is extended through July 1, 2001. HR has granted us an option to exploit certain HT television properties. The term of this option is for one year commencing March 1, 2001. As consideration for this option, we have agreed to pay HR the sum of $50,000 and to issue HR stock warrants to purchase up to 30,000,000 shares of our common stock at an exercise price of $.001 per share. The term of the warrants are three years. The option fees are to be used to produce two multimedia presentations for sales and marketing purposes of the HR-developed properties under option. All rights to HR properties revert in full if we do not meet certain conditional financing and re-capitalization terms or we cannot agree with HR on an anticipated employment contract. In the event of such reversion, HR would forfeit all stock warrants and repay the $50,000 fee.


     Competitive Business Conditions

     The main competition in our industry comes from the major studios, such as Disney and Universal Studios that produce a large percentage of children's programming. The next level of competition is from other independents production companies. To be competitive, we must produce high quality creative productions and must develop the reputation and contacts to meet with the principal players in this industry. We expect our syndicator/distributor, DLT to provide the support necessary to enable us to compete in this marketplace.

     Sources of Supply

     We expect to obtain the talent necessary to develop and produce this programming, including actors, set designers and builders, television production crews, scriptwriters, and musicians, from sub-contractors available in the metropolitan Orlando, Florida area, many of whom presently develop and produce materials and productions for Disney and Universal Studios.

     Joey and Bernadette DiFrancesco, the company's principle creative officers and directors have spent a substantial time developing our television program and related products during the last three fiscal years. They will be in charge of the production of the programming on an ongoing basis.

     Dependence on Customers

     We do not anticipate that we would be dependant on a few major customers because every television station in the country is involved in filling its production day and is constantly seeking quality program material to enable it to meet that demand.

     Intellectual Property

     We have determined to focus our primary efforts on audio and video production for television and Christian Videos and more specifically on the present development the "Gina D's Kids Club" children's television programs. On April 11, 2001, we acquired from Joseph and Bernadette DiFrancesco, a One (1) year option for the rights to the program "Gina D's Kids Club," the cartoon characters "TV Ted", "Baby and the Transistor Sisters" and other characters from the show including: "Simon," "Fishy," "Kitty," "Hammy," "Miss Muffin," and the music publishing rights to songs written by Mr. and Mrs. DiFrancesco, in exchange for 40,000,000 shares of our common stock at par value that will be registered in our public offering. In order to keep these rights beyond the one year option, the Company must produce a minimum of ten (10) half-hour episodes plus two (2) Home Video products during the option period that will be available to consumers in retail stores, Home Shopping Club or Christian television outlets, schools and bookstores. If we fail to meet this obligation, all rights revert back to Mr. and Mrs. DiFrancesco immediately after the one-year Option period. If the company meets its obligations, we will have the rights for an additional 20 years. At the end of 20 years, all rights revert back to J&B DiFrancesco their assigns and heirs.

     We also own the exclusive production rights to the following named projects or intellectual properties with no obligations.

        "Chief Rainbird and Friends"
         "Highway Angel"
         "The Last Feather"
         "The Village of Many Tribes" project
         "The Terry Jones Story - Venom in my Veins"
         "Praise-r-cise"
         "The Jokes on You"
         "Team Amazon"

     International Resorts and Entertainment Group, Inc. initially acquired these rights from J & B DiFrancesco, Inc. (formerly known as St. Anthony Entertainment, Inc.). The agreement provided for a five percent (5%) royalty on the revenues received from the above productions, except for marketing revenues received from the "Village of Many Tribes." However, J & B DiFrancesco, Inc. has terminated this royalty obligation and contributed the rights to the Company. We were also obligated to pay a five percent (5%) royalty on gross revenues, as defined in the agreement, to North American Resorts, Inc. However, this company has been dissolved. Moreover, any such royalties due this company would have been used to reduce a receivable of $1,000,000, which was owed by North American Resorts, Inc. for the repurchase of the Vacation Resort business. The Company has not recorded the North American note receivable and no loss was recorded as a result of this change.

     Governmental Regulation

     The Federal Communications Commission Rules of Broadcast mandate that broadcasters must broadcast educational programs for children or lose their broadcast license. The programs that we plan to produce will be educationally sound, original with fresh characters, have new music along with interesting and appealing promotional tie-in concepts for children and their parents and will thus comply fully with those Rules of Broadcast. Accordingly, we believe that governmental regulation on the business will have a positive effect on our business activities.

     Costs and Effects of Compliance with Environmental Laws

     We comply with all applicable federal, state, and local environmental laws and regulations, none of which we believe have a material effect on its operations and business.

     Employees

     We currently have 3 full-time employees and no part-time employees. As of the end of the 2000 calendar year, we had only two full-time employees and no part-time employees. We have no plan to hire any additional employees in the immediate future.

     Research and Development

     During 1999, we spent approximately $34,000 on the development and production of the "Gina D's Kid's Club" program, and in 2000 we spent approximately $100,180 on the development and production of the pilot episode and the promotional video.

     Reports to Security Holders

     We file reports with the Securities and Exchange Commission, including quarterly reports on form 10-QSB, annual reports on Form 10KSB, interim reports on Form 8-k, proxy statements and information statements. The public may read and copy any materials filed with the SEC at its Public Reference Room at 450 5th Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov

Item 2. Property.

     We presently lease a small, one-room office located at 120 International Parkway, Suite 220, Heathrow, Florida, for a monthly rental of $450. The lease is on a month-to-month basis. We have signed a three-month lease for a larger office beginning May 1, 2001, for $700 per month. We believe these facilities will be adequate for our purposes because our primary business will be conducted in rented professional recording studios and facilities of subcontractors used in the television, motion picture, and recording business.

Item 3. Legal Proceedings.

     None

Item 4. Submission Of Matters To A Vote Of Security Holders

     On November 28, 2000 shareholders owning a majority of the issued and outstanding capital stock in the company authorized an increase in the authorized common stock to 200,000,000 shares, an increase in authorized preferred shares to 200,000,000 shares and a ten-for-one forward split of each of the common stock and the preferred stock effective as of January 1, 2001.

                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

     Our common stock began trading on the NASDAQ over-the-counter bulletin board under the symbol "RMOO" on December 1, 2000.

     The following table sets forth the range of high and low bid prices for the common stock for the period beginning December 1, 2000 and ending December 31, 2000, as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The prices do not reflect the 10-for-1 forward split effective January 1, 2001.

         Common Stock                            High ($)                Low ($)
         ------------                            --------                -------
         4th Quarter 2000                        $2.25                    $.15

     As of April 6, 2001, approximately 171,589,979 shares of our common stock were outstanding and, as far as we can determine, were held by approximately 841 shareholders.

     We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Plan of Operation

     We plan to produce up to 65 half-hour episodes of a program entitled "Gina D's Kid's Club," a television show targeted to 2-5 year old children. The program features a host named "Gina D" and other Kid Club friends that are all part of the rights Option package. They include characters such as "Hammy," "Fishy," "Kitty," "Simon," "TV Ted," and "Miss Muffin." Although we also own the rights to an exclusive Option to "Baby and the Transistor Sisters", they do not appear in the initial pilot. If our distributor obtains a broadcaster, then we will be required to deliver additional episodes of the series to them. In order to accomplish our goal, we will need to raise five to ten million dollars ($5,000,000-$10,000,000) through a public stock offering.

     In 2000, we raised $376,800 in one private offering and $102,000 in an earlier offering. With these funds, we have operated the company and produced the following: one eleven (11) minute video, one full half hour pilot and a revised full half hour pilot and a four (4) minute marketing video which will be shown to major television syndication companies; home video production companies; foreign distributors, and potential investors. We will not be able to produce the Christian version of the program, discussed below, or any revised episodes unless and until we can raise an additional $200,000.

     We also require funds for working capital of $500,000 and funds for the preparation of the secondary offering anticipated to occur in the second quarter of 2001. We intend to issue $5,000,000 to $10,000,000 in new publicly traded shares of our common stock through a fully registered public offering.

     We plan to use the capital from the public offering to build a library of up to 65 half-hour television episodes. In addition, the funds will be used to create as many as three new Internet websites to market tied-in branded products and to create music CD's, Video games, stuffed and plastic toys, and other children related products for distribution in the United States and abroad.

     With these resources in place and with the expected market penetration and acceptance of the company's TV characters, we will be in a position to attempt to exploit this fast growing and very profitable segment of the market (i.e., entertainment items for 2 year olds to 5 year olds).

     We also are currently studying the feasibility creating a separate version of the "Gina D's Kid's Club" show specifically targeted to the Christian audience as many of the values expressed in the program overlap with traditional Christian values. We estimate this market to be significant, based on sales of home videos and related products of other Christian video series, such as the "Veggie Tales" series, which sold approximately 20,000,000 retail copies at approximately $15 each.

     The "Gina D's Kids Club" service mark and copyrights to the programs, music, cartoon characters are owned exclusively by Joseph and Bernadette DiFrancesco but Optioned on an exclusive basis to Raven Moon International, Inc.

     The full cost of the development, pre-production, production and editing of one (1) half-hour television pilot episode, an 11 minute test video, a revised half-hour television pilot episode and a 4 minute marketing tape, did not to exceed $500,000. Because of a lack money and in order to prevent the Company from filing bankruptcy in 2000 and defaulting on its contractual obligation to it's television distributor DLT Entertainment, management offered a special reward investment program to current stockholders which enabled us to raise approximately $604,000 in 2000 and 2001 and avoid filing for bankruptcy. The funds raised were used to produce the television pilot and meet the Company's contractual obligation to its television distributor. As a result, the company terminated it's working relationship with International Investment Banking, Inc. Because the television pilot was completed our distributor can now begin to present the program to potential television broadcasters, home video distributors, and foreign broadcasters. The cost quote includes the full cost of designing and building a virtual reality 3D set, costumes and other materials that were used in the pilot and will be used in the other 64 episodes. Additional episodes will average approximately $100,000 per episode.

     Budgeted to be funded from the intended upcoming public offering are anticipated legal expenses, SEC filing fees, auditing costs, some debt repayment, marketing, printing, syndication, production, talent, operating, administration, travel and entertainment expenses, and general operating expenses.

     Management expects to hire two additional executives to the management team in the foreseeable future. We expect to meet our additional personnel needs through the hiring of independent contractors. The source of independent contractors is readily available in Central Florida from many different sources including the talent pool of professionals who have worked with companies such as Disney/MGM, Universal Studios and Nickelodeon.

Item 7. Financial Statements.


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Raven Moon International, Inc.
(Formerly Ybor City Shuttle Service, Inc.)

We have audited the balance sheets of Raven Moon International, Inc. as of December 31, 2000 and 1999, and the related statements of operations and accumulated deficit, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raven Moon International, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the year ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and must obtain additional financing which raises substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                RICHARD L. BROWN & COMPANY, P.A.

Tampa, Florida
April 12, 2001


                                         RAVEN MOON INTERNATIONAL, INC.
                                                Balance Sheets
                                          December 31, 2000 and 1999

                                                    ASSETS
                                                                                          2000               1999
                                                                                       -----------        -----------
 CURRENT ASSETS:
            Cash and cash equivalents                                                  $      --          $     1,158
            Receivable from affiliated company                                             266,232               --
            Advances                                                                        20,000              2,800
                                                                                       -----------        -----------

              Total current assets                                                         286,232              3,958

OFFICE EQUIPMENT, net of $3,571 and $1,813 of
       accumulated depreciation                                                              3,329              5,087
MASTER PRODUCTION COSTS                                                                     50,754             50,754
ROYALTY RIGHTS                                                                              50,000             50,000
PRODUCTION RIGHTS                                                                            3,000              3,000
ORGANIZATION COSTS, net of $10,162 and $6,254 of
        accumulated amortization                                                             9,376             13,284
                                                                                       -----------        -----------

                                                                                       $   402,691        $   126,083
                                                                                       ===========        ===========

                                                   LIABILITIES

CURRENT LIABILITIES:
            Bank overdraft                                                             $       280        $      --
            Accounts payable to third parties                                               33,962             62,500
            Accrued interest on debentures                                                  20,119               --
            Accrued salaries and wages to officers                                         331,200             43,200
            Accrued interest payable to officers and related parties                        47,170               --
            Notes payable to officers and related parties                                  489,781               --
            Loans from shareholders                                                         87,000               --
                                                                                       -----------        -----------

              Total current liabilities                                                  1,009,512            105,700
                                                                                       -----------        -----------

LONG-TERM LIABILITIES
            Debentures payable                                                             566,569               --
            Long-term notes payable to officers and
                  affiliated companies                                                        --              440,917
                                                                                       -----------        -----------

              Total Long-term liabilities                                                  566,569            440,917

COMMITMENTS AND CONTINGENCIES (note 9)

STOCKHOLDERS' EQUITY
            Preferred stock, $.0001 par value, authorized 200,000,000 shares;
              issued and outstanding 21,125,730 in 2000 and 2,081,780 in 1999                2,113                208
            Common stock, $.0001 par value, authorized 200,000,000 shares;
              issued and outstanding 99,962,420 in 2000 and  53,901,230 in 1999              9,996              5,390
            Additional paid-in capital                                                   2,455,814          1,687,759
            Accumulated deficit                                                         (3,641,313)        (2,113,891)
                                                                                       -----------        -----------

              Total stockholders' equity                                                (1,173,390)          (420,534)
                                                                                       -----------        -----------

                                                                                       $   402,691        $   126,083
                                                                                       ===========        ===========
See notes to Financial Statements








                         RAVEN MOON INTERNATIONAL, INC.
            STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                  For the year ended December 31, 2000 and 1999



                                                        2000            1999
                                                    -----------     -----------

REVENUES:
          Sales                                     $     6,702     $    58,636
                                                    -----------     -----------

COSTS AND EXPENSES:
          Consulting fees                               792,140         185,145
          Depreciation                                    1,758           1,172
          Selling expense                               105,303          35,450
          General and administative expense             634,923         300,508
                                                    -----------     -----------

              Total costs and expenses                1,534,124         522,275
                                                    -----------     -----------

Net loss                                            $(1,527,422)    $  (463,639)
                                                    ===========     ===========

Net loss per share                                  $     (0.02)    $     (0.02)
                                                    ===========     ===========


See notes to Financial Statements.


                                                        RAVEN MOON INTERNATIONAL, INC.
                                                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 For the year ended December 31, 2000 and 1999


                                         Preferred Stock             Common Stock          Additional
                                   ------------------------     ------------------------    paid-in      Accumulated
                                     Shares        Amount         Shares        Amount       capital        deficit         Total
                                   ---------    -----------     ----------   -----------   -----------   -----------    ------------

Balance December 31, 1998               --      $      --        7,547,870   $       755   $ 1,537,381   $(1,650,252)   $  (112,116)

  Preferred shares issued          2,081,780            208                                      4,792                        5,000
  Shares issued for cash                                         1,462,010           146       145,586                      145,732
  Shares issued for expenses                                    44,891,350         4,489                                      4,489
  Net loss for the period                                                                                   (463,639)      (463,639)

Balance December 31, 1999          2,081,780            208     53,901,230         5,390     1,687,759    (2,113,891)      (420,534)

  Preferred shares issued         19,043,950          1,905                                                                   1,905
  Shares issued for cash                                           240,000            24           466                          490
  Shares issued for expenses                                    27,281,190         2,728       767,589                      770,317
  Shares issued with debentures                                 18,540,000         1,854                                      1,854
  Net loss for the period                                                                                 (1,527,422)    (1,527,422)
                                 -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance December 31, 2000         21,125,730    $     2,113     99,962,420   $     9,996   $ 2,455,814   $(3,641,313)   $(1,173,390)
                                 ===========    ===========    ===========   ===========   ===========   ===========    ===========



See notes to Financial Statements.




                                               RAVEN MOON INTERNATIONAL, INC.
                                                 STATEMENTS OF CASH FLOWS
                                          For the year ended December 31, 2000 and 1999

                                                                                                  2000              1999
                                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                              $(1,527,422)     $  (463,639)
         Adjustments to reconcile net loss to net cash used
                 by operating activities:
                       Decrease (increase) in receivables                                             --              1,400
                       (Increase) in Advances                                                      (17,200)          (2,800)
                       Decrease (increase) in receivables from
                              affiliated  company                                                 (266,232)            --
                       Depreciation and amortization                                                 5,666            5,080
                       (Decrease) increase in accounts payable to third parties                    (28,538)          58,992
                       Increase in accrued interest on debentures                                   20,119             --
                       Increase in accrued salaries and wages to officers                          288,000           43,200
                       Increase in accrued interest payable to officers and related parties         47,170             --
                       (Decrease) increase in payable to affiliated company                         48,864          (28,395)
                       Shares issued for expenses                                                  770,317            4,489
                                                                                               -----------      -----------

                                      Net cash used by operations                                 (659,256)        (381,673)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of equipment                                                                        --             (2,140)
         Deposit on leased premises                                                                   --              2,546
                                                                                               -----------      -----------

                                      Net cash provided by investing activities                       --                406

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of preferred stock                                                       1,905            5,000
         Proceeds from sale of common stock                                                          2,344          145,732
         Proceeds from sale of debentures                                                          566,569             --
         Notes payable - shareholders                                                               87,000             --
         Notes payable - officers and affiliated companies                                            --            226,024
                                                                                               -----------      -----------

                                      Net cash provided by financing activities                    657,818          376,756

         Net (decrease) in cash                                                                     (1,438)          (4,511)

         Cash at beginning of period                                                                 1,158            5,669
                                                                                               -----------      -----------

         Cash at end of period                                                                 $      (280)     $     1,158
                                                                                               ===========      ===========






See notes to Financial Statements.
                                                              F-5

                         RAVEN MOON INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


Note l - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY'S BUSINESS - The long-term business goals include the development and production of children's television programs, Christian videos, Family Entertainment television programs, CD music production, e-commerce Internet websites focused on the entertainment and music publication. The market for these products and services is worldwide, although the company will devote most of its efforts within the continental United States.

MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 71,154,233 and 31,457,420 for the period ended December 31, 2000 and 1999, respectively. There were no outstanding common stock equivalents during the fiscal period.

INCOME TAXES - The Company has incurred approximately $3,630,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

OFFICE EQUIPMENT - Office equipment is recorded at cost. Depreciation is calculated using the straightline method.

Note 2 - BUSINESS AND OPERATIONS

The Company is currently working to establish the following lines of business:


                           Movie and Television Productions
                           Internet Retail Sales
                           Music

                         RAVEN MOON INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


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


Note 3 - BUSINESS ACQUISITIONS

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

                         RAVEN MOON INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


The agreement also provides that J. & B. DiFrancesco, Inc. receive a 5% royalty on the revenue received from the above productions, except for marketing revenues received from "The Village of Many Tribes". The Company has also agreed to pay a 5% royalty on gross revenues, as defined, to North American Resorts, Inc. However North American Resorts, Inc. has been dissolved. Moreoveeer, any royalties due to North American will be used to reduce the receivable of $1,000,000. Through December 31, 1997, the Company has reacquired a portion of the royalty rights for 9,506 shares of the Company"s common stock. (See Note 8 for additional acquisitions of royalty rights.)

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



Note 4 -DEBT

Debt for the company consists of the following:

Notes payable to officers and affiliated companies bear interest at 10% interest annually. These notes mature in December 2001, and are unsecured.

Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock and are also entitled to gross revenue royalty fees of the gross revenue of the company for ten years. The royalties range from .0125% to .5% of gross revenues.

Debentures payable are two year 12% convertible subordinated debentures due January 10, 2003. Subsequent to the year ended December 31, 2000 all of the holders of the debentures have converted the debentures into the companies common stock.

                         RAVEN MOON INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Note 5 - RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:

         North American Resorts, Inc.
         St. Anthony Entertainment, Inc.
         Raven Moon, Inc.
         J & B DiFrancesco, Inc. (Formerly St. Anthony Entertainment, Inc.) Beyond the Kingdom, Inc.


     The Company has incurred aggregate consulting, marketing and management fees with:

                                                 2000                  1999
                                                 ----                  ----
        Officers, directors and
         senior consultants                    $  620,000           $  163,264
                                               ==========           ==========

        Affiliates                             $       --           $   87,000
                                               ==========           ==========

At December 31, 2000 the officers and directors held 7,500,000 stock warrants at an exercise price of 80% of the average price at which the companies common stock trades for in the five trading days immediately after the common stock commences trading on the over-the-counter stock market maintained by NASD.


Note 6 - COMMITMENTS AND CONTINGENCIES

     a) Under the agreement with J. & B. DiFrancesco, Inc. (formerly St. Anthony Entertainment, Inc.) to acquire exclusive production rights, the Company is obligated to pay a 5% royalty on all gross revenue, as defined. The Company has a similar agreement with North American Resorts, Inc., but this company has dissolved.

                         RAVEN MOON INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


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

     c) The Company has entered into an employment contracts with the officers and senior consultant. Under the terms of the agreement, the company is obligated to pay an aggregate of $28,800 monthly.

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


Note 7 - Subsequent Events

Effective January 1, 2001 the Company entered into a talent agreement with Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joey DiFrancesco, President and Chief Executive Officer of the Company. Under terms of the agreement, Ms. Mouery granted the Company an exclusive, worldwide license to use her name, the registered name "Gina D", her likeness and performance for the "Gina D's Kids Club" program . The terms of the license is ten years. The Company is obligated to pay Ms. Mouery a monthly advance of $2,000 against one percent of any and all gross revenues from the show and for a ten years following the term of the license. The company agrees to pay or reimburse her $635 a month for a leased car during the first two years of the agreement. The company also granted Ms. Mouery options to purchase up to 10,000,000 shares of common stock at an exercise price of $.02 per share. Of these options 7,000,000 were vested and exercised in January of 2001. Of the remaining options 2,000,000 will vest and be exercisable as of January 2002 and 250,000 will vest and be exercisable on January 1 for each of the calendar years 2003 through and including 2006.

                         RAVEN MOON INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



Effective February 28, 2001, the Company increased the authorized shares of common stock to 400,000,000.

On March 27, 2001, the Company entered into an Interim Management Services Agreement with Hacker-Rumsey(HR), a firm with significant experience in the design and marketing of television programs. This agreement begins March 1, 2001, will last three months and can be extended for an additional month. HR will be paid $90,000 for the initial term and an additional $30,000 if the agreement is extended. In addition, the Company has acquired a one-year option beginning March 1, 2001 to develop certain HR television properties. As consideration for this option, the Company has agreed to pay HR $50,000 plus a warrant for 30,000,000 shares of common stock for $.001 per share. The warrant expires March 1, 2004 and can be terminated earlier if certain financial conditions are not met.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below are the names and certain information regarding the individuals elected as directors of the Company.

NAME OF DIRECTOR                 AGE                   POSITIONS HELD
----------------                 ---                   --------------

Joseph DiFrancesco                58            President and a  Director

Bernadette DiFrancesco            56            Vice President, Secretary and a
                                                Director

Stephen Chrystie                  65            Director


     The directors of the Company are elected annually by the shareholders for a term of one year, or until their successors are elected and qualified. The Officers are appointed by the Board of Directors at the annual meeting of directors immediately following each annual meeting of shareholders of the Company and serve at the pleasure of the Board of Directors.

Background of Directors and Executive Officers

Joey DiFrancesco - President and Director. Mr. DiFrancesco has served as a director and the President of the Company since November 1999. Mr. DiFrancesco has been a producer and director of children's television programs for more than 20 years. Prior to that, he was employed in the music publishing and record production business in New York City with Laurie Records, RCA, Columbia/Sony and MCA. From 1994 to November 1997, Mr. DiFrancesco served as the president and a director of St. Anthony's Entertainment, Inc., an entertainment company he founded. From January 1997 to January 1999, Mr. DiFrancesco served as president and a director of International Resorts and Entertainment, Inc., a Florida corporation in the vacation club business. This company was merged into Raven Moon in December 1998. Mr. DiFrancesco has been self-employed in the fields of television, audio and video programming for more than the past ten years. From November 1999 to date, Mr. DiFrancesco has served as President of Raven Moon, Inc., a Florida corporation in the entertainment industry. Mr. DiFrancesco also serves as director of this company. From 1994 to date, Mr. DiFrancesco has served as President and a director of J & B DiFrancesco, Inc., a Florida corporation in the entertainment business.

Bernadette DiFrancesco - Vice President and Director. Mrs. DiFrancesco has served as Vice President and a director of the Company since November of 1999. Mrs. DiFrancesco has been self-employed with her husband, Joey DiFrancesco for more than 20 years during which time she and Mr. DiFrancesco have produced television programs, developed the "Praise-R-cise" alternative to aerobic dancing, and produced 26 half hour episodes of "Curly's Kids" with former Harlem Globetrotter star Curly Neil, among other ventures. She has been actively involved in development of all of our present intellectual properties above. From January 1994 to January 1997, Mrs. DiFrancesco served as vice president of St. Anthony's Entertainment, Inc., a Florida corporation in the entertainment business. From January 1997 to January 1999, Mrs. DiFrancesco served as vice president of International Resorts and Entertainment, Inc., a vacation club company that merged into Raven Moon in December 1998. From 1994 to date, Mrs. DiFrancesco has served as Vice President and a director of J & B DiFrancesco, Inc., a Florida corporation in the entertainment business.

Stephen Chrystie - Director. Mr. Chrystie has served as a Director of the Company since November 1999. Mr. Chrystie was a practicing attorney in the state of California from 1963 until his retirement in 1998. He specialized in banking, bankruptcy, commercial and entertainment law. Mr. Chrystie now serves as the Director of a non-profit corporation serving at-risk youth, with offices in Los Angeles, California.

Meetings and Committees of the Board

     The Board of Directors met one time during the 1999 fiscal year, and took action by written consent numerous times. The Board of Directors currently has no committees and none are anticipated at this time.

Compliance With Section 16(A) Of Securities Exchange Act Of 1934

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten percent of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, except as set forth below, directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements. None of the transactions described below reflects the 10-1 forward stock split effective as of January 1, 2001.

Joseph DiFrancesco:
-------------------


------------------------------- ----------------------------- ----------------------------- -----------------------------
     Date of Transaction              Number of Shares            Type of Transaction              Purchase Price
     -------------------              ----------------            -------------------              --------------
------------------------------- ----------------------------- ----------------------------- -----------------------------
12/31/98(1)(2)                                       684,691  Exchange of shares  pursuant              -0-
                                                               to merger
------------------------------- ----------------------------- ----------------------------- -----------------------------
7/6/1999(3)                                          400,000  Purchase                                  $.05
------------------------------- ----------------------------- ----------------------------- -----------------------------
7/19/99(3)                                           800,000  Purchase                                  $.05
------------------------------- ----------------------------- ----------------------------- -----------------------------
5/22/2000(3)                                         187,229  Purchase                                  $.05
------------------------------- ----------------------------- ----------------------------- -----------------------------
11/16/2000(3)                                      2,099,443  Purchase  upon  exercise  of              $.05
                                                              option
------------------------------- ----------------------------- ----------------------------- -----------------------------
1/9/1999(2)(4)                                     2,500,000  Acquisition   of  option  to              $.05
                                                              purchase
------------------------------- ----------------------------- ----------------------------- -----------------------------
12/5/2000(2)(4)                                    1,000,000  Exercise of option
------------------------------- ----------------------------- ----------------------------- -----------------------------
4/5/2000                                             250,000  Acquisition of warrant                  $-0-(6)
------------------------------- ----------------------------- ----------------------------- -----------------------------
4/5/2000(5)                                          250,000  Acquisition of warrant                   $-0(6)
------------------------------- ----------------------------- ----------------------------- -----------------------------


(1)  On December 31, 1998, International Resorts and Entertainment Group, Inc.
     ("IRAE") and Raven Moon Entertainment, Inc. ("RMEI") merged into Ybor City
     Shuttle Service, Inc. The surviving corporation changed its name to Raven
     Moon International, Inc. Mr. DiFrancesco and his wife jointly received in the merger 684,691 shares of stock in the company as a result of the exchange of 10,270,367 shares of stock in IRAE and RMEI. Stockholders received one share of common stock in the company for every 15 shares of stock owned in IRAE, and one share of stock in the company for every one share of stock in RMEI.

(2)  Shares or derivative securities are owned jointly with Bernadette
     DiFrancesco, Mr. DiFrancesco's wife.

(3)  Shares are owned by J & B DiFrancesco, Inc., an affiliate of Mr. and Mrs.
     DiFrancesco.

(4) As a result of the merger with IRAE, the company assumed a debt owed by IRAE to Mr. and Mrs. DiFrancesco from redemption of 6,133,333 shares of stock in IRAE prior to the merger. Under the terms of the redemption agreement, Mr. and Mrs. DiFrancesco have the option to have the debt repaid by the purchase of stock at $.05 per share. Mr. and Mrs. DiFrancesco exercised the option as to 1,000,000 shares in December 2000, and subsequently rescinded the exercise of that option. The option was then exercised in full in January 2000 but the exercise was rescinded in full in March 2000.

(5)  Warrants issued to Bernadette DiFrancesco, Mr. DiFrancesco's wife.

(6)  Warrants issued as compensation for services as director.


Bernadette DiFrancesco:
-----------------------
------------------------------- ----------------------------- ----------------------------- -----------------------------
     Date of Transaction              Number of Shares            Type of Transaction              Purchase Price
     -------------------              ----------------            -------------------              --------------
------------------------------- ----------------------------- ----------------------------- -----------------------------
12/31/98(1)(2)                                       684,691  Exchange of shares  pursuant              -0-
                                                              to merger
------------------------------- ----------------------------- ----------------------------- -----------------------------
7/6/1999(3)                                          400,000  Purchase                                  $.05
------------------------------- ----------------------------- ----------------------------- -----------------------------
7/19/99(3)                                           800,000  Purchase                                  $.05
------------------------------- ----------------------------- ----------------------------- -----------------------------
5/22/2000(3)                                         187,229  Purchase                                  $.05
------------------------------- ----------------------------- ----------------------------- -----------------------------
11/16/2000(3)                                      2,099,443  Purchase                                  $.05
------------------------------- ----------------------------- ----------------------------- -----------------------------
1/9/1999(2)(4)                                     2,500,000  Acquisition   of  option  to              $.05
                                                              purchase
------------------------------- ----------------------------- ----------------------------- -----------------------------
12/5/2000(2)                                       1,000,000  Exercise of option
------------------------------- ----------------------------- ----------------------------- -----------------------------
4/5/2000                                             250,000  Acquisition of warrant                  $-0-(6)
------------------------------- ----------------------------- ----------------------------- -----------------------------
4/5/2000(5)                                          250,000  Acquisition of warrant                  $-0-(6)
------------------------------- ----------------------------- ----------------------------- -----------------------------

(1) (1) On December 31, 1998, International Resorts and Entertainment Group, Inc. ("IRAE") and Raven Moon Entertainment, Inc. ("RMEI") merged into Ybor City Shuttle Service, Inc. The surviving corporation changed its name to Raven Moon International, Inc. Mr. DiFrancesco and his wife jointly received in the merger 684,691 shares of stock in the company as a result of the exchange of 10,270,367 shares of stock in IRAE and RMEI. Stockholders received one share of common stock in the company for every 15 shares of stock owned in IRAE, and one share of stock in the company for every one share of stock in RMEI.

(2) Shares or derivative securities are owned jointly with Joseph DiFrancesco, Mrs. DiFrancesco's husband.

(3) Shares are owned by J & B DiFrancesco, Inc., an affiliate of Mr. and Mrs. DiFrancesco.

(4) As a result of the merger with IRAE, the company assumed a debt owed by IRAE to Mr. and Mrs. DiFrancesco from redemption of 6,133,333 shares of stock in IRAE prior to the merger. Under the terms of the redemption agreement, Mr. and Mrs. DiFrancesco have the option to have the debt repaid by the purchase of stock at $.05 per share. Mr. and Mrs. DiFrancesco exercised the option as to 1,000,000 shares in December 2000, and subsequently rescinded the exercise of that option. The option was then exercised in full in January 2000 but the exercise was rescinded in full in March 2000.

(5)  Warrants issued to Joey DiFrancesco, Mrs. DiFrancesco's husband.

(6) Warrants issued as compensation for services as director. Warrants are exercisable at a price of $.44 per share.



J & B DiFrancesco, Inc.:
------------------------

------------------------------- ----------------------------- ----------------------------- -----------------------------
     Date of Transaction              Number of Shares            Type of Transaction              Purchase Price
     -------------------              ----------------            -------------------              --------------
------------------------------- ----------------------------- ----------------------------- -----------------------------
7/6/1999)                                            400,000  Purchase                                  $.05
------------------------------- ----------------------------- ----------------------------- -----------------------------
7/19/99)                                             800,000  Purchase                                  $.05
------------------------------- ----------------------------- ----------------------------- -----------------------------
5/22/2000                                            187,229  Purchase                                  $.05
------------------------------- ----------------------------- ----------------------------- -----------------------------
11/16/2000)                                        2,099,443  Purchase  upon  Exercise  of              $.05
                                                              Option
------------------------------- ----------------------------- ----------------------------- -----------------------------

Stephen Chrystie:
----------------

------------------------------- ----------------------------- ----------------------------- -----------------------------
     Date of Transaction              Number of Shares            Type of Transaction              Purchase Price
     -------------------              ----------------            -------------------              --------------
 ------------------------------- ----------------------------- ----------------------------- ----------------------------
1998                                                   2,668  Acquisition of shares                    -0-
                                                              issued in exchange for
                                                              legal services
------------------------------- ----------------------------- ----------------------------- -----------------------------
3/17/2000                                             50,000  Shares issued as                        $-0-
                                                              compensation or
                                                              directorship
------------------------------- ----------------------------- ----------------------------- -----------------------------
4/5/2000                                             250,000  Acquisition of Warrants                 $-0-(3)
------------------------------- ----------------------------- ----------------------------- -----------------------------
12/4/2000(1)(2)                                       30,000  Acquisition of stock                    $-0-(2)
------------------------------- ----------------------------- ----------------------------- -----------------------------

------------------------------- ----------------------------- ----------------------------- -----------------------------
12/4/2000(1)(2)                                        6,000  Acquisition of Warrants                 $-0-(2)
------------------------------- ----------------------------- ----------------------------- -----------------------------
12/4/2000(1)(2)(4)                                    15,584  Convertible debenture                  $6,000(2)
------------------------------- ----------------------------- ----------------------------- -----------------------------

(1) Shares and derivative securities are owned by Andrea Chrystie, Mr. Chrystie's wife.

(2) Securities issued in units consisting of $3,000 convertible debentures, warrants to purchase 3,000 shares of common stock, 150,000 shares of common stock, and 30,000 shares of preferred stock. Mrs. Chrystie purchased two units.

(3) Warrants issued as compensation for services as director. Warrants are exercisable at a price of $.44 per share.

(4) Number of shares based on a conversion rate of $.385 per share as of December 31, 2000.

Compensation of Directors

     As compensation for their services, in April 1999, we issued to each Director a warrant to purchase up to 250,000 (now 2,500,000, as adjusted for the 10-1 forward split effective January 1, 2001) shares of the Company's Common Stock at an exercise price which is equal to 80% of the average of the prices at which the Company's Common Stock trades for the five trading days immediately after the Common Stock commences trading on the over-the-counter stock market maintained by the NASD. After our common stock commenced trading on December 1, 2000, management calculated the exercise price to be $.44 per share, without adjustment for the stock split. No additional warrants have been issued to directors as compensation, and no additional warrants are contemplated at this time. Directors are not otherwise compensated for their services as such. We also reimburse each Director for actual expenses incurred by them in attending meetings of the Board of Directors.

Item 10.  Executive Compensation.

     On June 1, 1997, one of our predecessors, International Resorts and Entertainment Group, Inc., entered into an employment agreement with Joey DiFrancesco, our President. This agreement was amended on November 3, 1998 and again on November 19, 1999. The agreement, as amended, provides that Mr. DiFrancesco is employed as President and Chief Executive Officer for a seven-year term of employment commencing November 16, 1999. The initial yearly salary was $180,000, with 20% increases per year, plus an annual bonus of 3.5% to 10% of that year's annual salary, subject to certain conditions and approval by the Board of Directors. Mr. DiFrancesco has the right and option to renew the agreement for an additional 7-year term. If Mr. DiFrancesco is removed as President or Chief Executive Officer, or his duties diminished without his consent, or if we do not renew the agreement and he does not consent to such nonrenewal, then Mr. DiFrancesco is entitled to receive an amount equal to the full 7 year's salary, if the termination or nonrenewal is without justification, or an amount equal to 50% of the full 7 years' salary payable in four annual installments. As amended on November 19, 1999, the agreement also provides for Mr. DiFrancesco and his wife to receive a "Founders" royalty of 10% of any and all gross entertainment revenues received by the company in conjunction with any entertainment projects developed and/or produced by the company during the term of his employment. Such royalty is to be paid to them annually between each November 16th and December 31st in perpetuity. As of December 31, 2000, we owed Mr. DiFrancesco $248,400 in accrued and unpaid salaries.

     We also entered into an employment agreement with Bernadette DiFrancesco on Jun 1, 1997, as amended on November 3, 1998, and amended again on November 16, 1999. Mrs. DiFrancesco's agreement is identical in terms to that of Mr. DiFrancesco, except that she is employed as Vice President and Secretary, and her initial annual salary was $60,000. Her salary also is subject to a 20% annual increase. Mrs. DiFrancesco also may be paid an annual bonus of 3.5% to

10% of her annual salary, based on performance over projections and subject to approval by the board of directors. If Mrs. DiFrancesco is removed as Vice President or Secretary, or her duties diminished without her consent, or if we do not renew the agreement and she does not consent to such nonrenewal, then Mrs. DiFrancesco is entitled to receive an amount equal to the full 7 year's salary, if the termination or nonrenewal is without justification, or an amount equal to 50% of the full 7 years' salary payable in four annual installments. As amended on November 19, 1999, the agreement provides for Mrs. DiFrancesco to receive with her husband the "Founders" royalty referenced above. As of December 31, 2000, the company owed Mrs. DiFrancesco $82,800 in accrued and unpaid salaries.

     We also lease two automobiles for use by Joey and Bernadette DiFrancesco. Each lease was recently renewed for a three-year term. One lease is for $300 per month, and the other is for $833 per month.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of April 6, 2001, the beneficial ownership of the Company's Common Stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group. Percentage ownership is based on 162,589,979 shares of Common Stock issued and outstanding as of April 6, 2001 and assumes the exercise in full of 7,506,000 immediately exercisable common stock purchase warrants, and the rights to the issuance of 40,000,000 additional shares granted to Mr. and Mrs. DiFrancesco on April 11, 2001, for a total of 210,095,979 outstanding shares. All numbers reflect a ten-for-one forward split of the Company's Common Stock effective January 1, 2001.

    Name and Address of                  Shares of Common             Percentage
     Beneficial Owner                      Stock Owned                Ownership
     ----------------                      -----------                ---------

  J&B DiFrancesco, Inc                      34,866,720                  16.60%
  2221 Springs Landing Blvd.
  Longwood, FL 32779

  Joseph and Bernadette  DiFrancesco,       83,517,240                  39.75%
  JT (1)(2)
  2221 Springs Landing Blvd.
  Longwood, FL 32779

  Stephen Chrystie (2)(3)                    3,488,524                   1.66%
  270 N. Cannon Drive
  Beverly Hills, CA 90210

  All Officers and Directors                87,005,764                  41.41%
  as a Group (3 persons)(1), (2) (3)

(1) Includes 34,866,720 shares issued to J & B DiFrancesco, Inc., an affiliated entity controlled by Mr. and Mrs. DiFrancesco, and 43,650,520 shares owned by Mr. and Mrs. DiFrancesco as joint tenants.

(2) The numbers set forth above include warrants to purchase up to 2,500,000 shares of the Company's Common Stock issued to Mr. DiFrancesco, warrants to purchase up to 2,500,000 shares of the Company's Common Stock issued to Mrs. DiFrancesco, and warrants to purchase up to 2,500,000 shares of the Company's Common Stock issued to Mr. Chrystie. The warrants expire April 17, 2003 and exercisable at any time prior to expiration at an exercise price of $.044.

(3) The number includes 526,680 shares owned directly by Mr. Chrystie. The total also includes 455,844 shares owned by Mr. Chrystie's wife, and 6,000 shares issuable to Mr. Chrystie's wife on exercise of warrants purchased in December 4, 2000. The exercise price of the warrants is $.0385 per share.

     The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission (the "Commission"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of the date hereof through the exercise of any stock option or other right. Unless otherwise indicated, each person has the sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the table.

Item 12.  Certain Relationships and Related Transactions.

     Raven Moon, Inc. owed the company $266,232 as of December 31, 2000, which has subsequently been repaid. Currently Raven Moon, Inc. does not owe Raven Moon International, Inc. any debt and subsequently there are no royalties or debts owed to Raven Moon, Inc. by Raven Moon International, Inc. In addition, Raven Moon, Inc. does not own any common or preferred shares whatsoever in Raven Moon International, Inc.

     The merger of Ybor City Shuttle Service, Inc., Raven Moon Entertainment and International Resorts and Entertainment Group, Inc. on December 31, 1998, resulted in Joey DiFrancesco and Bernadette DiFrancesco becoming shareholders in the Company, both individually and as owners of corporate entities they control, and both are now officers and directors of the company.

     We previously issued 50,000 shares of our common stock to Stephen Chrystie in consideration for his agreement to act as a Director. In 1998, we issued 2,668 shares to Mr. Chrystie as compensation for legal services. As adjusted for the 10-1 forward split on January 1, 2001, these shares now total 526,680.

     On April 11, 2000, we entered into an agreement with Joseph and Bernadette DiFrancesco whereby we acquired an option to the rights to the

     On April 11, 2000, we entered into an agreement with Joseph and Bernadette DiFrancesco whereby we acquired a one year option to the rights to the "Gina D Kid's Club" program, certain cartoon characters featured in the program, and the music publishing rights to songs written for and used in the program, in exchange for 40,000,000 shares of our common stock. We agreed to register the shares in our planned public offering. The agreement provides for the grant of the rights for one year. During this one-year period, we must provide the funding necessary to produce a minimum of 10 half-hour episodes of the program and two home video products. In addition to getting the television program on the air, we must place the home video product on the market through retail stores, the Home Shopping Network or Christian television outlets, bookstores and schools. If we comply with the foregoing requirements, we will have all rights, including licensing and merchandising to the program and videos for the one-year term and an additional 20-year period. All rights will revert back to Mr. and Mrs. DiFrancesco after the 20-year period.

     In April 2000, we issued to each director warrants to purchase up to 250,000 shares of the Company's Common Stock at an offering price equal to 80% of the average closing prices for the Company's Common Stock for the five trading days immediately following the date that the Company's Common Stock commences trading in the over-the-counter market. On March 28, 2001, the Board of Directors amended the exercise price to $.0001 per share. The number of shares has been increased to 2,500,000 as a result of the 10-for-1 forward split. The warrants expire April 17, 2003 and are exercisable at the election of the holder thereof at any time during such period.

     On May 18, 1997, International Resorts and Entertainment Group, Inc., which merged with the company December 31, 1998, acquired the exclusive production rights to certain projects developed and owned by J. & B. DiFrancesco, Inc., for 20,000 shares of its common stock. Following is a summary of the production properties acquired:

         "Chief Rainbird and Friends"
         "Highway Angel"
         "The Last Feather"
         "The Village of Many Tribes" project
         "The Terry Jones Story - Venom in my Veins"
         "Praise-r-cise"
         "The Jokes on You"
         "Team Amazon"

     By virtue of the merger, we now own these rights.

     We also owe Mr. and Mrs. DiFrancesco approximately $331,200 in unpaid salaries as of December 31, 2000.

     We owe J & B DiFrancesco Inc. principal of $48,864.26 plus accrued interest of $3,077.52 as of December 31, 2000.

     We owe John Pierce, as Trustee, approximately $440,917 plus accrued interest of $18,295.86 as of December 31, 2000. The debt is evidenced by 5 separate promissory notes, each of which bears interest at the rate of 10% per annum and each of which is due December 7, 2001. The principal amounts of the notes are $70,064, $49,750, $37,410, $22,500, $15,000, $20,000, 40,000 and
$186,193. Mr. Pierce is a former director of the company and is a current shareholder. The notes are unsecured.

     Mr. DiFrancesco disclosed on a number of occasions that A POTENTIAL CONFLICT OF INTEREST MAY EXIST because he is the President of Raven Moon International, Inc., Raven Moon, Inc. and J&B DiFrancesco, Inc. which are all doing business in some fashion together. This disclosure was made time and time again as early as 1997.

     Effective January 1, 2001, we entered into a Talent Agreement with Gina Mouery, the hostess for the "Gina D's Kids Club show. Ms. Mouery is the daughter of Joseph and Bernadette DiFrancesco. Under the terms of the agreement, Ms. Mouery granted us an exclusive, worldwide license to use her name, the registered name "Gina D", her likeness and performance for the "Gina D's Kids Club" program. The term of the license is ten years. We are obligated to pay Ms. Mouery a monthly advance of $2,000 against one percent of any and all gross revenues from the show we receive from any source and any media throughout the world during the term of the license and for ten years following the term of the license. We agreed to either reimburse her or pay her $635 a month for a leased car during the first two years of the agreement. We also granted Ms. Mouery options to purchase up to 10,000,000 shares of our common stock at an exercise price of $.02 per share. Of these options 7,000,000 were vested and exercised in January 2001. Of the remaining options, 2,000,000 will vest and be exercisable as of January 1, 2002, and 250,000 will vest and be exercisable on January 1 for each of the calendar years 2003 through and including 2006. We agreed to register the shares issuable upon exercise of the option, either through a registration on Form S-8 or through some other form of registration permitted under applicable securities laws.


Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits See Index to Exhibits for a list of those exhibits filed as part of this report.

(b) Reports on Form 8-K. No reports were filed on Form 8-k for the quarter ended December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON INTERNATIONAL, INC.
(Registrant)


By: /s/Joseph DiFrancesco                                Date:  April 17, 2001
    ----------------------------------------
     Joseph DiFrancesco, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title


By:   /s/ Joseph DiFrancesco                             Date:  April 17, 2001
     ---------------------------------------
      Joseph DiFrancesco
      President and Director
      (Principal Executive Officer and
      Principal Financial Officer)


By:  /s/ Bernadette DiFrancesco                          Date:  April 17, 2001
     ---------------------------------------
      Bernadette DiFrancesco
      Vice President, Secretary,
      and Director


By:   /s/ Stephen Chrystie                               Date:  April 17, 2001
      --------------------------------------
      Stephen Chrystie
Director

                                INDEX TO EXHIBITS


Exhibit 3     3(i)       The Articles of Incorporation, of the Company as
                         amended to date.
              3(ii)      The bylaws of the Company.

Exhibit 4     4.1        Instruments defining the rights of security holders are
                         set forth in the Articles of Incorporation, as amended, as described in Exhibit 3(i).
              4.2        Form of Warrants dated April 17, 2002 for 250,000
                         shares issued to Joey DiFrancesco, Bernadette
                         DiFrancesco, and Stephen Chrystie.
              4.3        Form of Convertible Debenture issued to certain
                         investors in private placement [these are the debentures issued in the IIBI offering - need to file a copy of the form of the debenture]
              4.4        Subscription Agreement dated April 17, 2000 between the
                         Company and John G. Pierce
              4.5        Subscription Agreement dated January 6, 2000 between
                         the Company and Raven Moon, Inc.

Exhibit 10    Material Contracts:

              10.1 Letter Agreement dated May 16,2000 between the Company and DLT Entertainment Ltd.
              10.2 Option Agreement dated April 11, 2001 between the Company and Joseph and Bernadette DiFrancesco
              10.3       Talent Agreement dated effective January 1, 2001
                         between the Company and Gina Mouery
              10.4       Option Agreement dated effective January 1, 2001
                         between the Company and Gina Mouery

Exhibit 99    99.1       Consulting Agreement dated a of January 1, 2000 between
                         the Company and Ronald D. Hayes
              99.2       Interim Management Services Agreement dated effective
                         March 27, 2001 between the Company and Hacker- Rumsey.
              99.3       H R Properties Option Agreement dated as of March 1,
                         2001 between the Company and Hacker-Rumsey.