Form 10QSB
period 2001-03-31
RAVEN MOON INTERNATIONAL INC
filed 2001-05-21
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10 - QSB
                                Quarterly Report

                     Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934 For
                           the Quarterly Period Ended
                                 March 31, 2001

                         RAVEN MOON INTERNATIONAL, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                      000-24727                59-3485779
 -------------------------           ---------------         -------------------
   (State or other juris-           (Commission File            (IRS Employer
 -diction of incorporation)             Number)              Identification No.)

            120 International Parkway, Suite 220, Heathrow, FL 32746
            --------------------------------------------------------
                    (Address of principal executive offices)

        Registrant"s telephone number, including area code (407) 304-4764
 -------------------------------------------------------------------------------
                   (Former name or former address, if changed
                              since last report.)



                         RAVEN MOON INTERNATIONAL, INC.
                                 Balance Sheets

                                     ASSETS
                                                         March 31,      March 31,
                                                           2001            2000
                                                       -----------    -----------

CURRENT ASSETS:
            Cash and cash equivalents                  $    11,442    $     5,300
            Receivable from affiliated company             389,615           --
            Advances                                        20,000          2,800
                                                       -----------    -----------

              Total current assets                         421,057          8,100

OFFICE EQUIPMENT, net of $4,011 and $1,813
       of accumulated depreciation                           2,889          4,647
MASTER PRODUCTION COSTS                                     50,754         50,754
ROYALTY RIGHTS                                              50,000         50,000
PRODUCTION RIGHTS                                            3,000          3,000
ORGANIZATION COSTS, net of $11,139 and
       $6,254 of accumulated amortization                    8,399         12,307
                                                       -----------    -----------

                                                       $   536,099    $   128,808
                                                       ===========    ===========


                                   LIABILITIES

CURRENT LIABILITIES:
            Accounts payable to third parties          $    33,962    $    62,500
            Accrued interest on debentures                  21,354           --
            Accrued salaries and wages
               payable to officers                         373,200        101,400
            Accrued interest payable to officers
               and related parties                          58,625           --
            Notes payable officers and third parties       490,144           --
            Loans from shareholders                         62,000           --
                                                       -----------    -----------

              Total current liabilities                  1,039,285        163,900
                                                       -----------    -----------


LONG-TERM LIABILITIES
            Debentures payable                              88,000           --
            Long-term notes payable to officers and
              affiliated companies                            --          469,466
                                                       -----------    -----------

              Total long-term liabilities                   88,000        469,466
                                                       -----------    -----------


COMMITMENTS AND CONTINGENCIES (see note 9)

STOCKHOLDERS' EQUITY
            Preferred stock, $.0001 par value,
              authorized 400,000,000 shares;
              issued and outstanding 32,000,000 in
              2001 and 1,205,308 in 2000                     3,200          1,205
            Common stock, $.0001 par value,
              authorized 400,000,000 shares;
              issued and outstanding 163,908,949 in
              2001 and 59,679,250 in 2000                   16,391          5,968
            Additional paid-in capital                   3,585,518      1,687,519
            Accumulated deficit                         (4,196,295)    (2,199,250)
                                                       -----------    -----------

              Total stockholders' equity                  (591,186)      (504,558)
                                                       -----------    -----------

                                                       $   536,099    $   128,808
                                                       ===========    ===========


See notes to Financial Statements.
                                        2


                         RAVEN MOON INTERNATIONAL, INC.
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               For the three months ended March 31, 2001 and 2000




                                                          Three Months ended
                                                      March 31,       March 31,
                                                        2001            2000
                                                    ------------    -----------


REVENUES:
          Sales                                     $      --       $     6,350

COSTS AND EXPENSES:
          Cost of revenues                               95,000           9,610
          Depreciation                                      440             440
          Selling expense                                49,211             712
          Interest                                       12,779          15,000
          General and administrative expense            397,552         109,147
                                                    -----------     -----------

              Total costs and expenses                  554,982         134,909

Net loss                                               (554,982)       (128,559)

Accumulated deficit, prior year                      (3,641,313)     (2,070,691)
                                                    -----------     -----------

Accumulated deficit, current year                   $(4,196,295)    $(2,199,250)
                                                    ===========     ===========

Net loss per share                                  $   (0.0052)    $   (0.0023)
                                                    ===========     ===========








See notes to Financial Statements.




                                                      RAVEN MOON INTERNATIONAL, INC.
                                                    STATEMENTS OF STOCKHOLDERS' EQUITY
                                            For the three months ended March 31, 2001 and 2000


                                   Preferred Stock               Common Stock           Additional
                            ---------------------------    --------------------------    paid-in       Accumulated
                               Shares         Amount         Shares         Amount        capital        deficit          Total
                            ------------   ------------    -----------   ------------   ------------   ------------    ------------

Balance December 31, 1999      2,081,780   $        208     53,901,230   $      5,390   $  1,687,759   $ (2,070,691)   $   (377,334)


  Preferred shares issued      9,971,300            997                                         (997)
  Shares issued for cash                                       240,000             24            466            490
  Shares issued for
    expenses                                                 8,450,000            845           --              845
  Cancelled shares                                          (2,911,980)          (291)           291           --
  Net loss for the period                                                                                  (128,559)      (128,559)
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balance March 31, 2000        12,053,080   $      1,205     59,679,250   $      5,968   $  1,687,519   $ (2,199,250)   $   (504,558)
                            ============   ============   ============   ============   ============   ============    ============


Balance December 31, 2000     21,125,730   $      2,113     99,962,420   $      9,996   $  2,455,814   $ (3,641,313)   $ (1,173,390)


  Preferred shares issued     10,879,730          1,087                                       (1,087)
  Shares issued for
    conversion
    of debentures                                           91,572,509          9,157        907,467        916,624
  Shares issued for
    expenses                                                 6,715,000            672        219,890        220,562
  Cancelled shares                                         (34,340,980)        (3,434)         3,434           --
  Net loss for the period                                                                                  (554,982)       (554,982)
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balance March 31, 2000        32,005,460   $      3,200    163,908,949   $     16,391   $  3,585,518   $ (4,196,295)   $   (591,186)
                            ============   ============   ============   ============   ============   ============    ============



See notes to Financial Statements.


                                            RAVEN MOON INTERNATIONAL, INC.
                                               STATEMENTS OF CASH FLOWS
                                    For the three months ended March 31, 2001 and 2000


                                                                                              Three months ended
                                                                                           March 31,       March 31,
                                                                                             2001            2000
                                                                                          ----------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                         $(554,982)       $(128,559)
         Adjustments to reconcile net loss to net cash used
                 by operating activities:
                       (Increase) in receivables from affiliated company                   (123,383)            --
                       Depreciation and amortization                                          1,417            1,417
                       Increase in accounts payable to third parties                           --             58,200
                       Increase in accrued interest on debentures                             1,235             --
                       Increase in accrued wages and salaries to officers                    42,000           43,200
                       Increase in accrued interest to officers and related parties          11,455             --
                       Shares issued for expenses                                           220,562              845
                                                                                          ---------        ---------

                                      Net cash used by operations                          (401,696)         (24,897)

CASH FLOWS FROM INVESTING ACTIVITIES                                                           --               --

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock                                                    --                490
         Proceeds from conversion of debentures                                             438,055
         Notes payable - officers                                                               363             --
         Notes payable - shareholders                                                       (25,000)          28,549
                                                                                          ---------        ---------

                                       Net cash provided by financing activities            413,418           29,039

         Net (decrease) increase in cash                                                     11,722            4,142

         Cash at beginning of period                                                           (280)           1,158
                                                                                          ---------        ---------

         Cash at end of period                                                            $  11,442        $   5,300
                                                                                          =========        =========





See notes to Financial Statements.



                          RAVEN MOON INTERNATIONL, INC
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 and 2000


Notes 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 107,376,333 and 55,326,084 for the three month periods ended March 31, 2001 and 2000, respectively. There were no outstanding common stock equivalents during the fiscal period.

Stock transactions for the first quarter are summarized as follows:

During the first quarter the changes in the common stock were based upon a 10 to 1 forward stock split, noted in the 10K. Additional shares of common stock were issued to existing shareholders and 7,630,302 shares of preferred Stock was converted to common stock. 6,715,000 shares of common stock were issued for professional fees and services, Toby Martin was issued 5,000,000 shares of common stock per his Entertainment Consultant Contract.

A Talent Consultant exercised options at $.02 Per share and obtained 7,000,000 shares of free trading common stock.

Plan of Operation

We plan to produce up to 65 half-hour episodes of a program entitled "Gina D's Kids Club", a television show targeted to 2-5 year old children. The program features a host named "Gina D" and other Kid Club friends that are all part of the rights Option package. They include characters such as "Hammy", "Fishy", "Kitty", "Simon", "TV TED" and "Miss Muffin". Although we also own the rights to an exclusive Option to "Baby & The Transistor Sisters", they do not appear in the initial pilot. If our distributor obtains a broadcaster, then we will be required to deliver additional episodes of the series to them. In order to accomplish our goal, we will need to raise five to ten million dollars ($5,000,000 - $10,000,000) through a public stock offering.

In 2000, we raised $376,800 in our private offering and $102,000 in an earlier offering. With these funds, we have operated the company and produced the following: one eleven (11) minute video, one full half hour pilot, and a revised full half hour pilot and a four (4) minute marketing video which will be shown to major television syndication companies; home video production companies; foreign distributors, and potential investors. We will not be able to produce the Christian version of the program, discussed below, or any revised episodes unless and until we can raise an additional $200,000.

We also require funds for working capital of $500,000 and funds for the preparation of the secondary offering anticipated to occur in the third quarter of 2001. We intend to issue $5,000,000 to $10,000,000 in publicly traded shares of our common stock through a fully registered public offering.

We plan to use the capital from the public offering to build a library of up to 65 half-hour television episodes. In addition, the funds will be used to create as many as three new Internet websites to market tied-in branded products and to create music CD's, Video games, stuffed and plastic toys, and other children's related products for distribution in the United States and abroad.

With these resources in place and with the expected market penetration and acceptance of the company's TV characters, we will be in a position to attempt to exploit this fast growing and very profitable segment of the market (i.e., entertainment items for 2 year olds to 5 year olds).

We are also currently studing the feasibility creating a separate version of the "Gina D Kids Club" show specifically targeted to the Christian "Family Values" audience as many of the values expressed in the program overlap with traditional Christian "Family Values" We estimate this market to be significant, based on sales of home videos and related products of other Christian "Family Values" video series, such as the "Veggie Tales" series, which sold approximately in excess of 20,000,000 retail copies at approximately $15 each.

The "Gina D's Kids Club" service mark and copyrights to the programs, music, cartoon characters are owned exclusively by Joseph and Bernadette DiFrancesco but Optioned on an exclusive basis to Raven Moon International, Inc..

The full cost of the development, pre-production, production and editing of one
(1) half-hour television pilot episode, an 11 minute test video, a revised half-hour television pilot episode and a 4 minute marketing tape, did not exceed $500,000. Because of a lack of money and in order to prevent the Company from filing bankruptcy in 2000 and defaulting on its contractual obligation to it's television distributor DLT Entertainment, management offered a special reward investment program to current stockholders which enabled us to raise approximately $604,000 in 2000 and 2001 and avoid filing for bankruptcy. The funds raised were used to produce the television pilot and meet the Company's contractual obligation to its television distributor. As a result, the Company terminated its working relationship with International Investment Banking, Inc.. Because the television pilot was completed our distributor can now begin to present the program to potential television broadcasters, home video distributors, and foreign broadcasters. The cost quote includes the full cost of designing and building a virtual 3D set, costumes and other materials that were used in the pilot and will be used in the other 64 episodes.

Budgeted to be funded from the intended upcoming public offering are anticipated legal expenses, SEC filing fees, auditing costs, some debt repayment, marketing, printing, syndication, production, talent, operating, administration, travel and entertainment expenses, consultant fees and general operating expenses.

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

Item 7. Financial Statements and Exhibits

     (a) Financial Statements:

Balance Sheet as of March 31, 2001 and 2000

Income Statement as of March 31, 2001 and 2000

Statement of Retained Earnings as of March 31, 2001 and 2000

Statement of Cash Flows as of March 31, 2001 and 2000

Notes to Financial Statements

(b) Exhibits - None.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        RAVEN MOON INTERNATIONAL, INC.

Dated: May 21, 2001                     By: /s/ Joey DiFrancesco
                                            ------------------------------------
                                                Joey DiFrancesco
                                                President