Form 10QSB/A
period 2001-03-31
RAVEN MOON INTERNATIONAL INC
filed 2001-07-03
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10 - QSB/A No. 1
                                Quarterly Report

                     Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934 For
                           the Quarterly Period Ended
                                 March 31, 2001

                         RAVEN MOON INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                   000-24727                  59-3485779
  -----------------------         ---------------           -----------------
 (State or other jurisdic-       (Commission File          (I.R.S. Employer
   tion of incorporation)             Number)              Identification No.)

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

                                     PART II

OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     During the quarter ended March 31, 2001, the Company sold to approximately 57 existing shareholders of the Company units of securities consisting of convertible debentures, shares of common stock, warrants to purchase common stock, and convertible preferred stock. The Company issued a total of 10,616,500 shares of common stock, $217,330 principal amount of convertible debentures, warrants to purchase up to 217,330 shares of common stock, and 2,173,300 shares of convertible preferred stock. The majority of the convertible debentures are convertible into shares of common stock at any time prior to maturity at a conversion rate of $.0385 per share. Certain of the debentures are convertible at a rate of $.044 per share. All of the debentures have been converted into common stock. The warrants expire two years from the date of issue and entitle the holder, at any time prior to maturity, to purchase one share of common stock for dollar of principal amount of convertible debenture at an exercise price of $.0385 per share. The units of securities were sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder. The Company retained 100% of the proceeds from the sale of the securities, no underwriters were used and no commissions or discounts were paid in connection with the offer and sale of these securities.

     During the same quarter, the Company issued approximately 4,000,440 shares of common stock upon the conversion of convertible preferred stock into common stock, and issued approximately 20,373,427 shares of common stock upon conversion of approximately $710,129 principal amount of convertible debentures.

     The Company issued a total of 6,750,000 shares of common stock as compensation for professional services. The securities also were sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder. No underwriters were used, and the Company paid no commissions or fees in connection with the issuance of these securities. The names of the individuals and the number of shares of common stock issued to each are as follows:

           Name                                    Number of Shares
           Toby Martin                             5,000,000
           David Sifford                           250,000
           Greg Chapin                             700,000
           Terrell H. Amers                        50,000
           Robert Schauf                           250,000
           Andy McWhirter                          125,000
           Mary James                              125,000
           Richard Howard                          250,000
                    Totals                         6,750,000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            RAVEN MOON INTERNATIONAL, INC.

Dated: June 29, 2001                        By:  /s/  Joey DiFrancesco
                                               --------------------------------
                                                      Joey DiFrancesco
                                                         President