Form 10KSB/A
period 2000-12-31
RAVEN MOON INTERNATIONAL INC
filed 2001-07-10
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                           FORM 10-KSB/Amendment No. 1

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the fiscal year ended December 31, 2000

[ ] Transition report under Section 13 Or 15(d) of the Securities Exchange Act Of 1934

For the transition period from ______________ to ______________

     Commission file number 000-24727

                         Raven Moon International, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                       59-348779
   ----------------------                   ----------------------------------
  (State of incorporation)                 (I.R.S. Employer Identification No.)

 120 International Parkway, Suite 220
           Heathrow, Florida                                        32746
 --------------------------------------                            --------
(Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number, including area code:  (407) 304-4764
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

Yes     X            No
      -----            ----

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

     The approximate number of shares outstanding of the registrant's Common Stock as of April 6, 2001 was 171,589,979.

Transitional Small Business Disclosure Format: Yes            No  X
                                                  -----         -----

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

     In 2000, we raised $102,00 in one private offering, $192,000 in a second private debenture offering, and $376,800 in private offering to existing shareholders. With these funds, we have operated the company and produced the following: one eleven (11) minute video, one full half hour pilot and a revised full half hour pilot and a four (4) minute marketing video which will be shown to major television syndication companies; home video production companies; foreign distributors, and potential investors. We will not be able to produce the Christian version of the program, discussed below, or any revised episodes unless and until we can raise an additional $200,000.

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

     The full cost of the development, pre-production, production and editing of one (1) half-hour television pilot episode, an 11 minute test video, a revised half-hour television pilot episode and a 4 minute marketing tape, did not exceed

$500,000. Because of a lack money and in order to prevent the Company from filing bankruptcy in 2000 and defaulting on its contractual obligation to it's television distributor DLT Entertainment, management offered a special reward investment program to current stockholders which enabled us to raise approximately $604,000 in 2000 and 2001. The funds raised were used to produce the television pilot and meet the Company's contractual obligation to its television distributor. As a result, the company terminated it's working relationship with International Investment Banking, Inc. Because the television pilot was completed our distributor can now begin to present the program to potential television broadcasters, home video distributors, and foreign broadcasters. The cost quote includes the full cost of designing and building a virtual reality 3D set, costumes and other materials that were used in the pilot and will be used in the other 64 episodes. Additional episodes will average approximately $100,000 per episode.

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


Stephen Chrystie - Director. Mr. Chrystie has served as a Director of the Company since November 1999. Mr. Chrystie was a practicing attorney in the state of California from 1963 until his retirement in 1998. He specialized in banking, bankruptcy, commercial and entertainment law. Mr. Chrystie now serves as the Director of a non-profit corporation serving at-risk youth, with offices in Los Angeles, California. On September 10, 1999, Mr. Chrystie, both individually and as Stephen Chrystie and Associates, filed for chapter 7 bankruptcy under case number LA99-42167TD. Both cases were discharged on January 10, 2000.


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

Joseph DiFrancesco:


     Mr. DiFrancesco did not timely file the initial Form 3 at the time he became and officer and director of the Company in 1999. A report on Form 5 covering the transactions he failed to earlier report was filed in the first quarter of 2001. Mr. DiFrancesco failed to file report on Form 4 for the acquisition of a warrant in April 2000. Mr. DiFrancesco did not timely file reports on Form 4 reflecting the exercise of certain options. However, such options and warrants have been rescinded in their entirety. Mr. DiFrancesco did not timely file the report on Form 5 for the year ended December 31, 2000.


Bernadette DiFrancesco:


     Mrs. DiFrancesco did not timely file the initial Form 3 at the time she became and officer and director of the Company in 1999. A report on Form 5 covering the transactions she failed to earlier report was filed in the first quarter of 2001. Mrs. DiFrancesco failed to file report on Form 4 for the acquisition of a warrant in April 2000. Mrs. DiFrancesco did not timely file reports on Form 4 reflecting the exercise of certain options. However, such options and warrants have been rescinded in their entirety. Mrs. DiFrancesco did not timely file the report on Form 5 for the year ended December 31, 2000.


J & B DiFrancesco, Inc.:


     J & B DiFrancesco, Inc. has not timely filed the initial report on Form 3 due to its affiliate status with the Company. It failed to timely file three Forms 4 for transactions occurring in July 1999, May 2000, and November 2000. The company did not file a report on Form 5 for the year ended December 31, 2000.


Stephen Chrystie:


     Mr. Chrystie failed to timely file a report on Form 3 at the time he became a director of the Company. A report on Form 5 covering the transactions he failed to earlier report was filed in the first quarter of 2001. Mr. Chrystie did not timely file three reports on Form 4 for three transactions occurring during the calendar year ended December 31, 2000. Mr. Chrystie did not timely file a report on Form 5 for the year ending December 31, 2000 covering three separate transactions.

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

Item 10. Executive Compensation.


The Company has two executive officers, Joey DiFrancesco and Bernadette DiFrancesco.


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


Stock Option Plan

     The Board of Directors approved the Raven Moon Stock Option Plan ("Plan). The principal purpose of the Plan is to advance the growth and development of the Company by affording an opportunity to executives, consultants and key employees of the Company as well as directors of the Company and its affiliates to purchase shares of the Company's common stock and to provide incentives for them to put forth maximum efforts for the success of the Company's business. The Plan is intended to permit certain designated stock options granted under the Plan to qualify as incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended. As of the date of this amendment, no shares of common stock have been reserved for issuance under the Plan and no options have been granted.


Item 11. Security Ownership of Certain Beneficial Owners and Management.


     The following table sets forth, as of April 6, 2001, the beneficial ownership of the Company's Common Stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group. Percentage ownership is based on 161,589,979 shares of Common Stock issued and outstanding as of April 6, 2001 and assumes the exercise in full of 7,506,000 immediately exercisable common stock purchase warrants, and the rights to the issuance of 40,000,000 additional shares granted to Mr. and Mrs. DiFrancesco on April 11, 2001, for a total of 209,095,979 outstanding shares. All numbers reflect a ten-for-one forward split of the Company's Common Stock effective January 1, 2001.

    Name and Address of              Shares of Common             Percentage
     Beneficial Owner                   Stock Owned                Ownership
     ----------------                   -----------                ---------


  J&B DiFrancesco, Inc                  34,866,720                  16.675%
  2221 Springs Landing Blvd.

  Longwood, FL 32779


  Joseph and Bernadette DiFrancesco,    82,517,240                  39.464%

  JT (1)(2)
  2221 Springs Landing Blvd.
  Longwood, FL 32779


  Stephen Chrystie (2)(3)                3,548,524                   1.697%
  270 N. Cannon Drive

  Beverly Hills, CA 90210


  All Officers and Directors            86,065,764                  41.161%
  as a Group (3 persons)(1), (2) (3)

(1) Includes 34,866,720 shares issued to J & B DiFrancesco, Inc., an affiliated entity controlled by Mr. and Mrs. DiFrancesco, 12,650,520 shares owned by Mr. and Mrs. DiFrancesco as joint tenants, and 30,000,000 shares owned by the Bernadette DiFrancesco Trust, of which Joseph and Bernadette DiFrancesco are co-trustees.

(2) The numbers set forth above include warrants to purchase up to 2,500,000 shares of the Company's Common Stock issued to Mr. DiFrancesco, warrants to purchase up to 2,500,000 shares of the Company's Common Stock issued to Mrs. DiFrancesco, and warrants to purchase up to 2,500,000 shares of the Company's Common Stock issued to Mr. Chrystie. The warrants expire April 17, 2003 and exercisable at any time prior to expiration at an exercise price of $.044 per share.

(3) The number includes 661,680 shares owned directly by Mr. Chrystie. The total also includes 380,844 shares owned by Mr. Chrystie's wife, and 6,000 shares issuable to Mr. Chrystie's wife on exercise of warrants purchased in December 4, 2000. The exercise price of the warrants is $.0385 per share.

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

(b) Reports on Form 8-K. No reports were filed on Form 8-k for the quarter ended December 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to a report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON INTERNATIONAL, INC.
(Registrant)


By:  /s/  Joseph DiFrancesco                      Date:  July 2, 2001
    -----------------------------------
          Joseph DiFrancesco, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title


By:  /s/  Joseph DiFrancesco                          Date:  July 2, 2001
   ---------------------------------
          Joseph DiFrancesco
          President and Director
          (Principal Executive Officer and
          Principal Financial Officer)


By:  /s/  Bernadette DiFrancesco                      Date:  July 2, 2001
   --------------------------------
          Bernadette DiFrancesco
          Vice President, Secretary,
          and Director


By:  /s/  Stephen Christie                            Date:  July 2, 2001
   --------------------------------
          Stephen Chrystie
          Director

                                INDEX TO EXHIBITS


Exhibit 3

                3(i) The Articles of Incorporation, of the Company as amended to date.(1)(2)

                3(ii)   The Bylaws of the Company (1)

Exhibit 4

                4.1 Instruments defining the rights of security holders are set forth in the Articles of Incorporation, as amended, as described in Exhibit . 3(i).

                4.2 Specimen Warrant dated April 5, 2000, expiring on April 17, 2003, for 250,000 shares issued to each of Joey DiFrancesco, Bernadette DiFrancesco, and Stephen Chrystie.

                4.3 Specimen Convertible Debenture A issued to certain investors in a private placement and to certain shareholders of the Company in a 2000 financing.

                4.4 Specimen Convertible Debenture B issued to certain investors in a 2000 private placement

                4.5 Specimen Warrant issued to certain shareholders of the Company in 2000 financing.

Exhibit 10

                10.1 Specimen Subscription Agreement between the Company and certain shareholders in a 2000 private placement, for loan without any royalty rights.

                10.2 Specimen Subscription Agreement between the Company and certain shareholders of the Company in a 2000 financing for a loan with royalties ranging from 0.0125% to .03125%

                10.3 Subscription Agreement dated April 17, 2000 between the Company and John G. Pierce

                10.4 Subscription Agreement dated January 6, 2000 between the Company and Raven Moon, Inc.

                10.5 Specimen Subscription Agreement between the Company and certain shareholders of the Company in 2000 financing.

                10.6 Letter Agreement dated May 16,2000 between the Company and DLT Entertainment Ltd.

                10.7 Option Agreement dated April 11, 2001 between the Company and Joseph and Bernadette DiFrancesco 10.8 Talent Agreement dated effective January 1, 2001 between the Company and Gina Mouery

                10.9 Option Agreement dated effective January 1, 2001 between the Company and Gina Mouery

                10.10   Raven Moon International, Inc. Stock Option Plan

Exhibit 99

                99.1 Consulting Agreement dated as of January 1, 2000 between the Company and Ronald D. Hayes.

                99.2 Letter Agreement dated March 8, 2001, between the Company and Ronald D. Hayes.

                99.3 Interim Management Services Agreement dated effective March 27, 2001 between the Company and Hacker- Rumsey.

                99.4 H R Properties Option Agreement dated as of March 1, 2001 between the Company and Hacker-Rumsey.

                99.5 Addendum to H R Properties Option Agreement dated as of May 1, 2001 between the Company and Hacker-Rumsey.

                99.6 HR Production Agreement dated effective June 4, 2001, between the Company and Hacker-Rumsey.

                99.7 Consultant Agreement dated November 17, 2000, between Summit Entertainment and the Company.

                99.8 Martin Employment Agreement dated December 22, 2000 between Toby Martin and the Company.

                99.9 Consulting Agreement dated May 18, 2000, between the Company and J. Bennett Grocock, incorporated by reference from Exhibit 4.1 to Form S-8 filed on February 26, 2001.

                99.10 Consulting Agreement dated May 18, 2000, between the Company and J. Bennett Grocock, incorporated by reference from Exhibit 4.1 to Form S-8 filed on May 18, 2001.


(1) Incorporated by Reference to the Company's Registration Statement on Form 10 Amendment No. 1 dated November 17, 1998

(2) Amendments to the Articles of Incorporation are Incorporated by Reference to Information Statements on Schedules 14C filed on November 30, 2000, March 6, 2001, and May 02, 2001, respectively.