Form 10QSB
period 2001-06-30
RAVEN MOON INTERNATIONAL INC
filed 2001-08-14
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB
                                Quarterly Report

                     Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934 For
                           the Quarterly Period Ended
                                 June 30, 2001

                         RAVEN MOON INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

           Florida                      000-24727                59-3485779
 -----------------------------    ----------------------      -----------------
(State or Other Jurisdiction of  (Commission File Number)    (IRS Employer
 Incorporation or Organization)                              Identification No.)

            120 International Parkway, Suite 220, Heathrow, FL 32746
                     --------------------------------------
                    (Address of Principal Executive Offices)

        Issuer's Telephone Number, including Area Code: (407) 304-4764
                                                        --------------

                                       N/A
              ------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                           changed since last report.)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [x]   NO [ ]

     As of July 26, 2001, the Registrant has outstanding 220,733,526 shares of Common Stock.

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]   No [X]

Except for the historical information contained herein, the discussion in this Report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involves risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties" in this report. The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

(1) Financial Statements                                             Page

     Balance Sheets at June 30, 2001 and June 30, 2000                F-1

     Statements of Operations and Accumulated Deficit
        for the six months ended June 30, 2001 and
        June 30, 2000                                                 F-2

     Statements of Stockholders' Equity for the six
        months ended June 30, 2001, and 2000                          F-3

     Statements of Cash Flow for the six months and the
         three months ended June 30, 2001 and June 30, 2000           F-4

     Notes to Unaudited Financial Statements                          F-5

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     Currently, we plan to produce up to 65 half-hour episodes of a program entitled "Gina D's Kids Club" a television show targeted to 2-5 year old children. In the first quarter of 2001, we entered into an Interim Management Agreement with Donald Hacker and Royce Rumsey whereby Hacker and Rumsey are to provide certain management services to the company. We intend to enter into a long-term employment contract with Hacker-Rumsey once the company completes its preliminary funding program of approximately $2,000,000.

     In connection with the Hacker-Rumsey Interim Management Agreement, we optioned five of their projects including "Gina D and The Icely Bros." a home video project. We presented this project at a recent New York product and entertainment licensing show and received strong preliminary interest, particularly from the companies that sell Good Humor, Popsicle and Klondike brand products. Discussions are ongoing.

     We also presented the video at the Christian Booksellers Association Convention held in Atlanta on July 8, 2001. After a meeting with Sparrow Records, one of the largest and most well known producers and distributors of Christian entertainment media, the senior executives of Sparrow expressed their preliminary interest in the project and a follow-up meeting is being planned for mid-August at their headquarters in Nashville at which time a nine-minute video presentation of "Gina D and The Icely Bros." will be presented. Discussion with the company are preliminary in nature, and no assurance can be given that we will be able to negotiate a licensing agreement with Sparrow on terms mutually acceptable to the parties.

     Currently, we intend to launch this project as a 40-minute home video (VHS-DVD) targeted for Spring 2002 distribution. Concurrently with the introduction of the home video series, we intend to produce a broadcast market adaptation of the video targeted for a September 2002 premier.

     Executive Producers Joey and Bernadette DiFrancesco wrote the original music for the project and have optioned the rights to the music to the company.

     We require funds for working capital of $500,000 to $1,100,000, including funds for the preparation of a secondary offering. We intend to issue $5,000,000 to $10,000,000 in new publicly traded shares of our common stock through a registered public offering. However, there can be no assurance that we will to file a registration statement covering such shares within the targeted time frame, if at all, or that such registration statement, if filed, will ever become effective.

     If our registered offering is successful, we plan to use the proceeds for operations of the new restructured company and the development and production of various family entertainment properties.

     On July 27, 2001, the company announced that a 125 to 1 reverse stock split of its common stock will take effect on September 1, 2001. On August 14, 2001, the Company announced its decision not to proceed with the reverse split at this time and to defer the decision until later.

         The Company amended it Articles of Incorporation to change it name to Raven Moon Entertainment, Inc. and elected Joey DiFrancesco, Chairman, Bernadette DiFrancesco, Stephen Chrystie, Thomas Hotopp, Norman P. Weinstock, Anthony Arcari, Donald L. Hacker and Royce Rumsey as directors of the company to serve for a one year term beginning September 1, 2001.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     During the quarter ended June 30, 2001, the Company sold to approximately 10 investors units of securities consisting of convertible debentures, and warrants to purchase common stock. The Company issued a total of $41,994 principal amount of convertible debentures, and warrants to purchase up to 41,994 shares of common stock. The majority of the convertible debentures are convertible into shares of common stock at any time prior to maturity at a conversion rate of $.02 for debentures up to $20,000, $0.015 for debentures of $20,000 up to $50,000, and $.01 for debentures of $50,000 and above. The debentures are convertible into an aggregate of 2,059,362 shares of common stock. The warrants expire three years from the date of issue and entitle the holder, at any time prior to maturity, to purchase one share of common stock for dollar of principal amount of convertible debenture at an exercise price from $.015 to $.044 per share. The units of securities were sold in reliance upon
Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder. The Company retained 100% of the proceeds from the sale of the securities, no underwriters were used and no commissions or discounts were paid in connection with the offer and sale of these securities.

     The Company issued a total of 464,000 shares of common stock to Corporate Image Bureau and 6,417 shares of common stock to Curt and Ruth Wilson, all as compensation for professional services. All of these securities were sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder. No underwriters were used, and the Company paid no commissions or fees in connection with the issuance of these securities.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     A majority of the security holders approved an amendment ("Amendment") to the Company's Articles of Incorporation (the "Articles of Incorporation"), to increase the number of authorized shares of Common Stock of the Company to 800,000,000 shares. The Amendment was effective May 25, 2001.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            RAVEN MOON INTERNATIONAL, INC.

Dated: August 14, 2001                      By:  /s/  Joseph DiFrancesco
                                               --------------------------------
                                                      Joseph DiFrancesco
                                                      President



                                       RAVEN MOON INTERNATIONAL, INC.
                                               Balance Sheets

                                                   ASSETS


                                                                                 June 30,        June 30,
                                                                                   2001           2000
                                                                                -----------    -----------
CURRENT ASSETS:
            Cash and cash equivalents                                           $     5,709    $     9,480
            Receivable from affiliated company                                      309,615           --
            Advances                                                                 23,000          3,185
                                                                                -----------    -----------

            Total current assets                                                    338,324         12,665


OFFICE EQUIPMENT, net of $4,450 and $3,269 of accumulated
       depreciation                                                                   2,450          4,208
MASTER PRODUCTION COSTS                                                              87,804         50,754
ROYALTY RIGHTS                                                                       50,000         50,000
PRODUCTION RIGHTS                                                                     6,000          3,000
ORGANIZATION COSTS, net of $12,116 and $8,208 of accumulated
       amortization                                                                   7,422         11,330
                                                                                -----------    -----------

                                                                                $   492,000    $   131,957
                                                                                ===========    ===========

                                   LIABILITIES


CURRENT LIABILITIES:
            Accounts payable to third parties                                   $   108,962    $    44,036
            Letter of intent  C & S                                                  40,000           --
            Accrued interest on debentures                                           20,047           --
            Accrued salaries and wages payable to officers                          443,587       254,500
            Accrued interest payable to officers and related parties                 65,871           --
            Notes payable officers and third parties                                387,984           --
            Loans from shareholders                                                  62,000           --
                                                                                -----------    -----------

            Total current liabilities                                             1,128,451        298,536
                                                                                -----------    -----------

LONGTERM LIABILITIES
            Debentures payable                                                      324,994        129,000
            Longterm notes payable to officers and
            affiliated companies                                                       --          464,666
                                                                                -----------    -----------

            Total longterm liabilities                                              324,994        593,666
                                                                                -----------    -----------

COMMITMENTS AND CONTINGENCIES (see note 9)

STOCKHOLDERS' EQUITY
            Preferred stock, $.0001 par value, authorized 400,000,000 shares;
              issued and outstanding 19,546,794 in 2001
              and 25,178,160 in 2000                                                  1,955          2,517
            Common stock, $.0001 par value, authorized 400,000,000 shares;
              issued and outstanding 200,733,528 in 2001
              and  67,542,930 in 2000                                                20,073          6,754
            Additional paidin capital                                             3,693,096      2,455,323
            Accumulated deficit                                                  (4,676,569)    (3,224,839)
                                                                                -----------    -----------

            Total stockholders' equity                                             (961,446)      (760,245)
                                                                                -----------    -----------

                                                                                $   492,000    $   131,957
                                                                                ===========    ===========


See notes to Financial Statements.


                                                     F-1



                                     RAVEN MOON INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                  For the six months and three months ended June 30, 2001 and 2000



                                                     Six Months ended            Three Months ended
                                                 June 30,       June 30,       June 30,      June 30,
                                                   2001           2000           2001          2,000

                                               -----------    -----------    -----------    -----------
REVENUES:
          Sales                                $      --      $     6,702    $      --      $       352

COSTS AND EXPENSES:
          Cost of revenues                         179,750        787,754         84,750        778,144
          Depreciation                                 879            879            439            439
          Selling expense                           71,879          2,207         22,668          1,495
          Interest                                  18,717         30,000          5,938         15,000
          General and administrative expense       764,031        296,810        366,479        187,663
                                               -----------    -----------    -----------    -----------

          Total costs and expenses               1,035,256      1,117,650        480,274        982,741


Net loss                                        (1,035,256)    (1,110,948)      (480,274)      (982,389)


Accumulated deficit, prior year                 (3,641,313)    (2,113,891)    (4,196,295)    (2,242,450)
                                               -----------    -----------    -----------    -----------

Accumulated deficit, current year              $(4,676,569)   $(3,224,839)   $(4,676,569)   $(3,224,839)
                                               ===========    ===========    ===========    ===========

Net loss per share                             $   (0.0067)   $   (0.0190)   $   (0.0024)   $   (0.0160)
                                               ===========    ===========    ===========    ===========


See notes to Financial Statements.

                                                   F-2



                                  RAVEN MOON INTERNATIONAL, INC.
                                STATEMENTS OF STOCKHOLDERS' EQUITY
                          For the six months ended June 30, 2001 and 2000



                                              Preferred Stock                 Common Stock
                                        --------------------------    --------------------------
                                           Shares         Amount         Shares         Amount
                                        -----------    -----------    -----------    -----------

Balance December 31, 1999                 2,081,780    $       208      53,901,230   $     5,390


        Preferred shares issued          23,096,380          2,309           --             --
        Shares issued for cash                 --             --          240,000             24
        Shares issued for expenses             --             --       20,209,000          2,021
        Cancelled shares                       --             --       (6,807,300)          (681)
        Net loss for the period                --             --             --             --
                                        -----------    -----------    -----------    -----------
Balance June 30, 2000                    25,178,160    $     2,517     67,542,930    $     6,754
                                        ===========    ===========    ===========    ===========


Balance December 31, 2000                21,125,730    $     2,113     99,962,420    $     9,996


        Preferred shares issued          10,880,030          1,088           --             --
        Conversion of preferred stock
                      to common stock   (12,458,966)        (1,246)    12,458,966          1,246
        Shares issued for conversion
                      of debentures            --             --       91,583,872          9,158
        Shares issued for expenses             --             --       37,518,750          3,752
        Cancelled shares                       --             --      (40,790,480)        (4,079)
        Net loss for the period                --             --             --             --
                                        -----------    -----------    -----------    -----------
Balance June 30, 2001                    19,546,794    $     1,955    200,733,528    $    20,073
                                        ===========    ===========    ===========    ===========


See notes to Financial Statements.

                                                F-3



                         RAVEN MOON INTERNATIONAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2001 and 2000
                                    (Con't)


                                         Additional
                                          paid-in      Accumulated
                                          capital        deficit         Total
                                        -----------    -----------    -----------
Balance December 31, 1999               $ 1,687,759    $(2,113,891)   $  (420,534)


        Preferred shares issued              (2,309)          --             --
        Shares issued for cash                  466           --              490
        Shares issued for expenses          768,726           --          770,747
        Cancelled shares                        681           --             --
        Net loss for the period               --        (1,110,948)    (1,110,948)
                                        -----------    -----------    -----------
Balance June 30, 2000                   $ 2,455,323    $(3,224,839)   $  (760,245)
                                        ===========    ===========    ===========


Balance December 31, 2000               $ 2,455,814    $(3,641,313)   $(1,173,390)


        Preferred shares issued              (1,088)          --             --
        Conversion of preferred stock
                      to common stock          --             --             --
        Shares issued for conversion
                      of debentures         999,400           --        1,008,558
        Shares issued for expenses          234,891           --          238,643
        Cancelled shares                      4,079           --             --
        Net loss for the period                --       (1,035,256)    (1,035,256)
                                        -----------    -----------    -----------
Balance June 30, 2001                   $ 3,693,096    $(4,676,569)   $  (961,445)
                                        ===========    ===========    ===========


See notes to Financial Statements.

                                   F-3 (Con't)



                                             RAVEN MOON INTERNATIONAL, INC.
                                                STATEMENTS OF CASH FLOWS
                          For the six months and the three months ended June 30, 2001 and 2000



                                                                     Six months ended             Three months ended
                                                                 June 30,       June 30,       June 30,       June 30,
                                                                   2001          2000            2001           2000
                                                               -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $(1,035,256)   $(1,110,948)   $  (480,274)   $  (982,389)
     Adjustments to reconcile net loss to net cash used
         by operating activities:
              Decrease (Increase) in receivables from
              affiliated company                                   (43,383)          (385)        80,000           (385)
              Depreciation and amortization                          2,833          3,410          1,416          1,993
              Increase in advances                                  (3,000)          --           (3,000)          --
              Increase in master production costs                  (37,050)          --          (37,050)          --
              Increase in production rights                         (3,000)          --           (3,000)          --
              Increase in letter of intent  C & S                   40,000           --           40,000           --
              Increase in accounts payable to third
              parties                                               75,000            836         75,000            836
              (Decrease) Increase in accrued interest
              on debentures                                            (72)          --           (1,307)          --
              Increase in accrued wages and salaries
              to officers                                          112,388        192,000         70,388         90,600
              Increase in accrued interest to officers
              and re1ated parties                                   18,701           --            7,246           --
              Shares issued for expenses                           238,643        770,747         18,081        769,902
                                                               -----------    -----------    -----------    -----------

                        Net cash used by operations               (634,196)      (144,340)      (232,500)      (119,443)


CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of equipment                                        --             (577)          --             (577)
                                                               -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock                           --              490           --             --
         Proceeds from conversion of debentures                    766,982           --           91,933           --
         Proceeds from sales of debentures                            --          129,000        236,994        129,000
         Notes payable  officers                                  (101,797)          --         (102,160)          --
         Notes payable  shareholders                               (25,000)        23,749           --           (4,800)
                                                               -----------    -----------    -----------    -----------

                        Net cash provided by financing
                        activities                                 640,185        153,239        226,767        124,200


         Net (decrease) increase in cash                             5,989          8,322         (5,733)         4,180


         Cash at beginning of period                                  (280)         1,158         11,442          5,300
                                                               -----------    -----------    -----------    -----------

         Cash at end of period                                 $     5,709    $     9,480    $     5,709    $     9,480
                                                               ===========    ===========    ===========    ===========


See notes to Financial Statements.


                                                           F-4

                          RAVEN MOON INTERNATIONL, INC
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2001 and 2000


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 200,629,225 and 56,812,260 for the three month periods ended June 30, 2001 and 2000, respectively. There were no outstanding common stock equivalents during the fiscal period.