Form 10QSB
period 2001-09-30
RAVEN MOON INTERNATIONAL INC
filed 2001-11-19
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                Quarterly Report

                     Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934 For
                           the Quarterly Period Ended
                               September 30, 2001

                         RAVEN MOON ENTERTAINMENT, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

            Florida                     000-24727               59-3485779
 -------------------------------  ----------------------     -----------------
(State or Other Jurisdiction     (Commission File Number)   (IRS Employer
of Incorporation or Organization)                           Identification No.)

            120 International Parkway, Suite 220, Heathrow, FL 32746
                     --------------------------------------
                    (Address of Principal Executive Offices)

         Issuer's Telephone Number, including Area Code: (407) 304-4764
                                                        ---------------

                         RAVEN MOON INTERNATIONAL, INC.
              ------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                           changed since last report.)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES [X]    NO [ ]

     As of October 31, 2001, the Registrant has outstanding 287,110,282 shares of Common Stock.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

(1) Financial Statements                                                  Page

     Balance Sheets at September 30, 2001 and September 30, 2000           F-1

     Statements of Operations and Accumulated Deficit
        for the nine months ended September 30, 2001 and
        September 30, 2000                                                 F-2

     Statements of Stockholders' Equity for the nine
        months ended September 30, 2001, and 2000                          F-3

     Statements of Cash Flow for the nine months and the
         three months ended September 30, 2001 and
           September 30, 2000                                              F-4

     Notes to Unaudited Financial Statements                               F-5



                                           RAVEN MOON ENTERTAINMENT, INC.
                                                   Balance Sheets



                                                       ASSETS


                                                                                       September 30,  September 30,
                                                                                            2001           2000
                                                                                        -----------    -----------
CURRENT ASSETS:
            Cash and cash equivalents                                                   $     6,738    $     9,526
            Receivable from affiliated company                                              194,807           --
            Advances                                                                         23,000          3,185
                                                                                        -----------    -----------

            Total current assets                                                            224,545         12,711


OFFICE EQUIPMENT, net of $4,890 and $3,132 of accumulated
       depreciation                                                                           2,010          3,768
MASTER PRODUCTION COSTS                                                                      87,804         50,754
ROYALTY RIGHTS                                                                              250,000         50,000
PRODUCTION RIGHTS                                                                             6,000          3,000
ORGANIZATION COSTS, net of $13,093 and $9,185 of accumulated
       amortization                                                                           6,445         10,353
                                                                                        -----------    -----------

                                                                                        $   576,804    $   130,586
                                                                                        ===========    ===========


                                                     LIABILITIES

CURRENT LIABILITIES:

            Accounts payable to third parties                                           $    34,136    $      --
            Letter of intent C & S                                                           22,000           --
            Accrued interest on debentures                                                   20,047           --
            Accrued salaries and wages payable to officers                                  512,336        387,940
            Accrued interest payable to officers and related parties                         65,871           --
            Notes payable to officers                                                       407,984           --
            Loans from shareholders                                                          62,000           --
                                                                                        -----------    -----------

               Total current liabilities                                                  1,124,374        387,940
                                                                                        -----------    -----------
LONG TERM LIABILITIES
            Debentures payable                                                               88,000        163,000
            Longterm notes payable to officers and
            affiliated companies                                                               --          536,528
                                                                                        -----------    -----------

               Total longterm liabilities                                                    88,000        699,528

COMMITMENTS AND CONTINGENCIES (see note 9)

STOCKHOLDERS' EQUITY
            Preferred stock, $.0001 par vallue, authorized 400,000,000 shares; issued
               and outstanding 19,546,794 in 2001 and 25,178,160 in 2000                      1,955          2,517
            Common stock, $.0001 par value, authorized 400,000,000 shares;
               issued and outstanding 286,752,144 in 2001 and  67,391,680 in 2000            28,675          6,739
            Additional paidin capital                                                     4,481,783      2,712,005
            Accumulated deficit                                                          (5,147,983)    (3,678,143)
                                                                                        -----------    -----------

               Total stockholders' equity                                                  (635,570)      (956,882)
                                                                                        -----------    -----------

                                                                                        $   576,804    $   130,586
                                                                                        ===========    ===========


See notes to Financial Statements.


                                                         F-1



                                     RAVEN MOON ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               For the nine months and the three months ended September 30, 2001 and 2000



                                                  Nine Months ended            Three Months ended
                                             September 30,  September 30,  September 30,  September 30,
                                                  2001           2000           2001           2000
                                              -----------    -----------    -----------    -----------

REVENUES:
          Sales                               $      --      $     6,702    $      --      $      --

COSTS AND EXPENSES:
          Cost of revenues                        210,140      1,028,420         30,390        240,667
          Depreciation                              1,319          1,319            440            440
          Selling expense                          73,259          2,957          1,380            750
          Interest                                 21,724         35,403          3,007          5,403
          General and administative expense     1,200,228        502,855        436,197        206,044
                                              -----------    -----------    -----------    -----------

             Total costs and expenses           1,506,670      1,570,954        471,414        453,304


Net loss                                       (1,506,670)    (1,564,252)      (471,414)      (453,304)

Accumulated deficit, prior year                (3,641,313)    (2,113,891)    (4,676,569)    (3,224,839)
                                              -----------    -----------    -----------    -----------

Accumulated deficit, current year             $(5,147,983)   $(3,678,143)   $(5,147,983)   $(3,678,143)
                                              ===========    ===========    ===========    ===========

Net loss per share                            $    (0.008)   $    (0.025)   $    (0.002)   $    (0.007)
                                              ===========    ===========    ===========    ===========


See notes to Financial Statements.

                                                   F-2


                                    RAVEN MOON ENTERTAINMENT, INC.
                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the nine months ended September 30, 2001 and 2000



                                               Preferred Stock                  Common Stock
                                        ----------------------------    ----------------------------
                                           Shares           Amount         Shares          Amount
                                        ------------    ------------    ------------    ------------
Balance December 31, 1999                  2,081,780    $        208      53,901,230    $      5,390


        Preferred shares issued           23,096,380           2,309            --              --
        Shares issued for cash                  --              --           240,000              24
        Shares issued for expenses              --              --        20,209,000           2,021
        Cancelled shares                        --              --        (6,958,550)           (696)
        Net loss for the period                 --              --              --              --
                                        ------------    ------------    ------------    ------------
Balance September 30, 2000                25,178,160    $      2,517      67,391,680    $      6,739
                                        ============    ============    ============    ============


Balance December 31, 2000                 21,125,730    $      2,113      99,962,420    $      9,996


        Preferred shares issued           10,880,030           1,088            --              --
        Conversion of preferred stock
                      to common stock    (12,458,966)         (1,246)     12,458,966           1,246
        Shares issued for conversion
                      of debentures             --              --       132,652,488          13,265
        Shares issued for intelectual
                             property           --              --         7,000,000             700
        Shares issued for expenses              --              --        75,468,750           7,547
        Cancelled shares                        --              --       (40,790,480)         (4,079)
        Net loss for the period                 --              --              --              --
                                        ------------    ------------    ------------    ------------
Balance September 30, 2000                19,546,794    $      1,955     286,752,144    $     28,675
                                        ============    ============    ============    ============


See notes to Financial Statements.

                                                 F-3



                            RAVEN MOON ENTERTAINMENT, INC.
                          STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the nine months ended September 30, 2001 and 2000
                                     (Continued)



                                         Additional
                                          paid-in        Accumulated
                                          capital          deficit          Total
                                        ------------    ------------    ------------
Balance December 31, 1999               $  1,687,759    $ (2,113,891)   $   (420,534)


        Preferred shares issued               (2,309)           --              --
        Shares issued for cash                   466            --               490
        Shares issued for expenses         1,025,393            --         1,027,414
        Cancelled shares                         696            --              --
        Net loss for the period                 --        (1,564,252)     (1,564,252)
                                        ------------    ------------    ------------
Balance September 30, 2000              $  2,712,005    $ (3,678,143)   $   (956,882)
                                        ============    ============    ============


Balance December 31, 2000               $  2,455,814    $ (3,641,313)   $ (1,173,390)


        Preferred shares issued               (1,088)           --              --
        Conversion of preferred stock
                      to common stock           --              --              --
        Shares issued for conversion
                      of debentures        1,440,287            --         1,453,552
        Shares issued for intelectual
                      property               199,300            --           200,000
        Shares issued for expenses           383,391            --           390,938
        Cancelled shares                       4,079            --              --
        Net loss for the period                 --        (1,506,670)     (1,506,670)
                                        ------------    ------------    ------------
Balance September 30, 2000              $  4,481,783    $ (5,147,983)   $   (635,570)
                                        ============    ============    ============


See notes to Financial Statements.

                                      F-3 (Con't)



                                                   RAVEN MOON ENTERTAINMENT, INC.
                                                      STATEMENTS OF CASH FLOWS
                             For the nine months and the three months ended September 30, 2001 and 2000



                                                                                 Nine Months Ended          Three Months Ended
                                                                          September 30,   September 30, September 30,  September 30,
                                                                               2001           2000           2001           2000
                                                                           -----------    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                               (1,506,670)   $(1,564,252)   $  (471,414)   $  (453,304)
     Adjustments to reconcile net loss to net cash used
          by operating activities:
              Depreciation and amortization                                      4,250          4,250          1,417          1,417
              (Increase) in advances                                            (3,000)          (385)          --             --
              Decrease in receivables from affiliated companies                 71,425           --          114,808           --
              Increse in master production costs                               (37,050)          --             --             --
              Increse in royalty rights                                       (200,000)          --         (200,000)          --
              Increse in production rights                                      (3,000)          --             --             --
              Increse (decrease) in letter of intent C & S                      22,000           --          (18,000)          --
              Increse (decrease) in accounts payable to third party                174           --          (74,826)          --
              (Decrease) increse in accrued interest on debentures                 (72)          --             --             --
              Increse in accrued wages and salaries to officers                181,136        282,240         68,748         89,404
              Increse in accrued interest to officers and related parties       18,701           --             --             --
              Shares issued for expenses                                       590,938      1,027,414        152,295        256,667
                                                                           -----------    -----------    -----------    -----------
                     Net cash used by operation                               (861,168)      (250,733)      (426,972)      (105,816)


CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of equipment                                                   --             --             --             --
                                                                           -----------    -----------    -----------    -----------

                     Net cash (used) by investing actiities                       --             --             --             --


CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of common stock                                       --              490           --             --
         Debentures payable                                                    974,983        163,000        408,001         34,000
         Notes payable  shareholders                                          (106,797)        95,611         20,000         71,862
                                                                           -----------    -----------    -----------    -----------
                     Net cash provided by financing activities                 868,186        259,101        428,001        105,862

         Net increase in cash                                                    7,018          8,368          1,029             46

         Cash at beginning of period                                              (280)         1,158          5,709          9,480
                                                                           -----------    -----------    -----------    -----------
         Cash at end of period                                             $     6,738    $     9,526    $     6,738    $     9,526
                                                                           ===========    ===========    ===========    ===========


See notes to Financial Statements.

                                                                 F-4

                          RAVEN MOON ENTERTAINMENT, INC
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2001 and December 31, 2000


Notes 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 183,720,171 and 61,565,610 for the nine months ended September 30, 2001 and 2000, respectively and 241,679,100 and 67,677,740 the three months ended September 30, 2001 and 2000, respectively. There were no outstanding common stock equivalents during the fiscal period.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The Company amended it Articles of Incorporation to change it name to Raven Moon Entertainment, Inc. and elected Joey DiFrancesco, Chairman, Bernadette DiFrancesco, Stephen Chrystie, Thomas Hotopp, Norman P. Weinstock, Anthony Arcari, Donald L. Hacker and Royce Rumsey as directors of the company to serve for a one year term beginning September 1, 2001.

     Our research has indicated that television advertising revenues have declined and are anticipated to decline further, and that television and cable networks are cutting back on new program productions. However, the Christian media market is believed to be growing and remains strong. Therefore, the Company has determined to revise its plan to produce up to 65 half-hour episodes of "Gina D's Kids Club" at a potential up-front cost of approximately $6,500,000 and to develop, produce and market "family values"-Christian home video products. These products can be marketed directly to consumer through infomercials on Christian television stations, Christian bookstores, Christian print advertising, the Internet and other direct sales and marketing companies.

     In order to do this, the Company established a wholly owned subsidiary company called: Raven Moon Home Video Products, LLC ("Video LLC"). The Video LLC filed its Articles of Organization with the Florida Department of State on September 26, 2001. The Company granted the Video LLC a limited, five-year license to produce and market a video version of the "Gina D's Kids Club" program. Video LLC will bear all costs associated with the production, distribution and sale of video products and will pay to the Company all net profits after costs. The Video LLC has two classes of members. The Company is the sole Class A member and serves as the managing partner. Only Class A member interest have voting rights in the LLC. Investors in the LLC will acquire Class B member interests, which are non-voting. The Class B members will be entitled to receive all distributions from the gross profits of Video LLC until such holders have received an amount equal to their initial investment. Thereafter, the Class B holders will receive 15% of all gross profits derived from the sale of any products produced by Video LLC.

     The first product that has been completed for distribution is a Christian-themed home video called "Gina D's Kids Club" targeted to 3 to 6 year old children. This product contains positive sing-along songs, funny, live-action educational characters and animated Bible stories called "A Message from God".

     A second project the Company acquired this quarter is an adventure series called "The KnightLights". The series is a collection of twenty books written by author D.W. Moore that helps children between the age of 6 and 11 years old not to be afraid of the dark. On July 11, 2001, the Company entered into an agreement with The KnightLights Foundation, Inc., a Florida corporation (the "Foundation"), to acquire the assets and rights to "KnightLights" valued at

$200,000. The Company issued 5,000,000 shares of common stock valued at $.02 per share (for an aggregate value of $100,000) and issued warrants to purchase an additional 100,000 shares at an exercise price of $.02 per share (aggregate exercise price of $2,000). The Company also issued an additional 2,000,000 shares valued at $.05 per share (for an aggregate value of $5,000), and issued warrants to purchase an additional 100,000 shares at an exercise price of $.05 per share (aggregate exercise price of $5,000). All of the warrants have been exercised. Finally, the Foundation has been granted a 2% gross royalty on income received from the "KnightLights" project.

     The Company entered into a five year license agreement with the Video LLC covering the limited rights to produce, market and distribute videos based on the "KnightLights" series. The Company plans to develop a home video series for this project with the funds from Video LLC.

     Management believes that the Video LLC can commence initial operations with funding of approximately $700,000 from a private offering by the Video LLC.

     In addition, the Company established a second wholly owned subsidiary company called Raven Moon Health & Fitness, LLC ("Health LLC"). The Health LLC filed its Articles of Organization with the Florida Department of State on November 1, 2001. Its purpose is to produce two versions of a new home video exercise product for Christian women called "Praise-n-Shine". One version will be a multi-cultural Gospel version and the second will be a Latino version. The Company intends to enter into a five-year license agreement with Beyond the Kingdom, L.P. to acquire the rights to this product. Health LLC will have the same ownership structure as Video LLC, with the Company being the sold Class A member and serving as the managing member. Only the Class A member will have voting rights. Class B member interest will be non-voting. Class B members will be entitled to receive all distributions from gross profits until holders have received an amount equal to their initial investment, and thereafter 15% of gross profits derived from the sale of products produced by Health LLC.

     Management believes that the Health LLC can commence initial operations with funding of approximately $700,000 from a private offering by the Health LLC.

     Lastly, the Company established a third wholly owned subsidiary company called Raven Moon Toys, LLC ("Toys LLC"). The Toys LLC filed its Articles of Organization with the Florida Department of State on November 1, 2001. Its purpose is to manufacture, market, distribute and sell toys that are based on the "Gina D's Kids Club" (collectively the "Toys"). The Company intends to grant the Toys LLC a limited, five-year license to manufacture, market, distribute and sell the Toys.

     Management believes that the Toys LLC can commence initial operations with funding of approximately $700,000 from a private offering by the Toys LLC. The structure of Toys LLC will be identical to that of Video LLC and Health LLC.

     In the aggregate, the Company's subsidiaries will require $2,100,000 during the next twelve months to fund its planned operations though the Video LLC, the Health LLC, and the Toys LLC.

     The Company has also entered into a Marketing Agreement with Management Solutions International, Inc. who will help promote the "Gina D's Kids Club" home video on a grass root marketing approach to churches, PTA organizations, private pre-schools, dentist offices, pediatrician offices and direct marketing companies.

     On September 17, 2001, the Company entered into a public relations agreement with Big Apple Consulting. The term of the agreement is six months.

     The Company currently has two employees, and has no plans to add additional employees in the near future.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     The Company issued shares of common stock as compensation for professional services rendered by the following individuals, whose services to the Company are valued as indicated:

          Name                              # Shares   Value of Consideration
          ----                              --------   ----------------------

          J. Bennett Grocock               15,000,000         $150,000
          Big Apple Consulting USA, Inc.   22,500,000         $  2,250
          Management Solutions Int'l, Inc.    450,000         $  4,500

Other than 7,500,000 of the 15,000,000 shares issued to J. Bennett Grocock, which were registered pursuant to an S-8 Registration Statement, all of these securities for services rendered were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder. No underwriters were used, and the Company paid no commissions or fees in connection with the issuance of these securities.

     The Company entered into a marketing agreement with Management Solutions International, Inc whereby the Company agreed to issue 150,000 restricted shares of common stock per month of the agreement, valued at $1,500 in services. The shares have piggyback registration rights. If the Company does not file a registration statement covering the shares by November 30, 2001, then Management Solutions shall double the shares previously issued and continue doubling the number of shares each month until free-trading shares may be issued. The Company has already issued the first 450,000 shares (for three months services). The Company also will issue Management Solutions options to purchase ten shares of common stock for every $100 of capital raised by Management Solutions. Each option shall have a term of three years from the date of issue and be exercisable at $.04 per share.

     The Company entered into a public relations agreement with Big Apple Consulting U.S.A., Inc. As compensation for its services, the Company issued to Big Apple 22,500,000 shares of common stock, valued at $2,250. Big Apple is entitled to receive bonus compensation in the form of callable warrants for each 90 day term of the contract based on the average closing share bid price ("ACSBP") for the 21 trading days ending on the last day of each bonus period as follows:

   ----------------------      ---------------------------   -----------------
     If ACSBP equals or           Warrants issued to Big       Exercise Price
          exceeds                          Apple
   ----------------------      ---------------------------   -----------------
      $.01 per share                     1,000,000                  $.006
   ----------------------      ---------------------------   -----------------
      $.02 per share                     1,000,000                  $.01
   ----------------------      ---------------------------   -----------------
      $.05 per share                     1,000,000                  $.02
   ----------------------      ---------------------------   -----------------

All warrants will be exercisable for a period of one year from issuance. All warrants will be callable by the Company on 15 days' notice provide that either the ACBPS exceeds the exercise price for more than 15 days after issuance or the warrants are registered with the SEC.

     On August 10, 2001, the Company issued to seven designees of the Foundation units of securities consisting of common stock and warrants to purchase common stock as consideration for the assets and rights to the intellectual property "Knightlights". The Company issued a total of 7,000,000 shares of restricted common stock and warrants to purchase up to 200,000 shares of common stock, with 100,000 of the warrants having an exercise price of $.02 per share, and 100,000 of the warrants having an exercise price of $.05 per share. All of these warrants have been exercised. The units of securities were sold in reliance upon
Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder. The Company retained 100% of the proceeds from the sale of the securities, no underwriters were used and no commissions or discounts were paid in connection with the offer and sale of these securities.

     The agreement with The KnightLights Foundation, Inc. was contingent upon an investment by David and Lori Javor of $100,000 in the form of a convertible debenture which investment was made by David and Lori Javor and converted it into 10,000,000 shares of common stock. The Company also issued to David and Lori Javor warrants to purchase 100,000 shares of common stock at an exercise price of $.01 per share, which warrants has been exercise in full resulting in a total exercise price of $1,000.

     On July 23, 2001, the Company issued to Gina Mouery 20,000,000 shares of common stock upon conversion of a debenture issued in exchange for prior debt owed to Ms. Mouery of $200,000.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     By written consent in light of a meeting dated July 26, 2001, a majority of the security holders (holding an aggregate of 119,528,132 shares, then representing 54.14% of the issued and outstanding shares of the common stock of the Company) approved the following actions, as more fully described in the
Schedule 14-C filed with the SEC on August 6, 2001:

     (1) An amendment ("Amendment") to the Company's Articles of Incorporation (the "Articles of Incorporation"), to change its name to Raven Moon Entertainment, Inc. and to increase the number of shares of Preferred Stock from 200,000,000 shares to 800,000,000 shares. The Amendment was effective September 1, 2001.

     (2) The election of the following individuals to serve on the Board of Directors of the Corporation commencing on September 1, 2001, and continuing until the next annual meeting of the shareholders and until such time as their successors are appointed and qualify or until their earlier death, resignation, or removal from office:

                  Joey DiFrancesco (re-elected)
                  Bernadette DiFrancesco (re-elected)
                  Stephen Chrystie (re-elected)
                  Thomas L. Hotopp (newly elected)
                  Norman P. Weinstock (newly elected)
                  Anthony E. Arcari (newly elected)
                  Donald L. Hacker (newly elected)
                  Royce Rumsey (newly elected)

     (3) The approval of the Raven Moon Entertainment, Inc. Stock Option Plan.

     (4) The approval of a 1-for-125 reverse split of the Company's Common Stock to be effective September 1, 2001. However, on August 14, 2001, the Company announced its decision not to proceed with the reverse split at this time and to defer the decision until later.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. See Index to Exhibits for a list of those exhibits filed as part of this report.

     (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            RAVEN MOON INTERNATIONAL, INC.

Dated: November 14, 2001                    By:  /s/  Joseph DiFrancesco
                --                             --------------------------------
                                                      Joseph DiFrancesco
                                                      President



                                                INDEX TO EXHIBITS

        -------------------- ----------------------------------------- -----------------------------------------

        EXHIBIT              DESCRIPTION                               LOCATION
        -------------------- ----------------------------------------- -----------------------------------------
        3.1                  Articles of Incorporation of              Incorporated by reference from Exhibit
                             YBOR CITY SHUTTLE SERVICE, INC., as       3(i) to the Company's Registration
                             filed with theS Florida Department of     Statement on Form 10-SB filed with the
                             State on January 7, 1998, effective       SEC on August 3, 1998
                             January 8, 1998
        -------------------- ----------------------------------------- -----------------------------------------
        3.2                  Bylaws of YBOR CITY SHUTTLE SERVICE,      Incorporated by reference from Exhibit
                             INC.                                      3(ii) to the Company's Registration
                                                                       Statement on Form 10-SB filed with the
                                                                       SEC on August 3, 1998
        -------------------- ----------------------------------------- -----------------------------------------
        3.3                  Plan of Merger dated October 21, 1998,    Incorporated by reference from the
                             and Articles of Merger by and among       Company Report on Form 8-K filed with
                             Raven Moon  Entertainment,  Inc., Ybor    the SEC on March 30, 1999
                             City Shuttle Service,  Inc. and
                             International  Resorts and
                             Entertainment  Group, Inc. dated
                             December 18, 1998 filed with the
                             Florida Department of State on December
                             31, 1998
        -------------------- ----------------------------------------- -----------------------------------------
        3.4                  Amendment to the Articles of              Attached hereto.
                             Incorporation of Raven Moon
                             International, Inc. filed with the
                             Florida Department of State on June 30,
                             1999
        -------------------- ----------------------------------------- -----------------------------------------
        3.5                  Amendment to the Articles of              Incorporated by reference from Exhibit
                             Incorporation of Raven Moon               A to the Company's Information
                             International, Inc. filed with the        Statement on Schedule 14-C filed with
                             Florida Department of State on December   the SEC on November 30, 2001.
                             4, 2000, effective January 1, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        3.6                  Amendment to the Articles of              Incorporated by reference from Exhibit
                             Incorporation of Raven Moon               A to the Company's Information
                             International, Inc. filed with the        Statement on Schedule 14-C filed with
                             Florida Department of State on March 9,   the SEC on March 6, 2001.
                             2001, effective March 25, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        3.7                  Amendment to the Articles of              Incorporated by reference from Exhibit
                             Incorporation of Raven Moon               A to the Company's Information
                             International, Inc. filed with the        Statement on Schedule 14-C filed with
                             Florida Department of State on May 24,    the SEC on May 2, 2001.
                             2001, effective May 25, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        3.8                  Amendment to the Articles of              Incorporated by reference from Exhibit
                             Incorporation of Raven Moon               A to the Company's Information
                             International, Inc. filed with the        Statement on Schedule 14-C filed with
                             Florida Department of State on August     the SEC on August 6, 2001.
                             7, 2001, effective September 1, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        3.9                  Articles of Correction to the Articles    Attached hereto.
                             of Incorporation of Raven Moon
                             International, Inc. filed with the
                             Florida Department of State on August
                             21, 2001.
        -------------------- ----------------------------------------- -----------------------------------------
        4.1                  Specimen copy of stock certificate for    Incorporated by reference from Exhibit
                             Common Stock of YBOR CITY SHUTTLE         99 to the Company's Registration
                             SERVICE, INC.                             Statement on Form 10-SB filed with the
                                                                       SEC on August 3, 1998
        -------------------- ----------------------------------------- -----------------------------------------

                                                        7



        -------------------- ----------------------------------------- -----------------------------------------
        10.1                 2001 Raven Moon Entertainment Stock       Attached hereto.
                             Option Plan
        -------------------- ----------------------------------------- -----------------------------------------
        10.2                 Agreement between The KnightLights        Attached hereto.
                             Foundation, Inc. and the Company dated
                             July 11, 2001, including Addendum dated
                             October 11, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        10.3                 Consulting Agreement between Management   Attached hereto.
                             Solutios International, Inc. and the
                             Company dated September 17, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        10.4                 Promotion Agreement between Big Apple     Attached hereto.
                             Consulting U.S.A., Inc. and the Company
                             dated September 17, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        10.5                 Raven Moon International, Inc. License    Attached hereto
                             Agreement dated September 26, 2001
                             between the Company and Raven Moon
                             Home Video Products, LLC.
        -------------------- ----------------------------------------- -----------------------------------------


                                                       8