Form 10KSB
period 2001-12-31
RAVEN MOON INTERNATIONAL INC
filed 2002-04-16
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2001

   [ ] Transition report under Section 13 Or 15(d) of the Securities Exchange
                                   Act Of 1934

         For the transition period from                to
                                       ----------------  ---------------

                        Commission file number 000-24727

                         Raven Moon Entertainment, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                                  59-348779
  ----------------------                                      -----------------
 (State of incorporation)                                    (I.R.S. Employer
                                                             Identification No.)

                      120 International Parkway, Suite 220
                               Heathrow, Florida                    32746
                     -------------------------------------         --------
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

     Issuer's revenues for its most recent fiscal year are $ 7,110.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on April 15, 2002 was approximately $5,801,754.

     The approximate number of shares outstanding of the registrant's Common Stock as of April 15, 2002 was 317,331,806.

Transitional Small Business Disclosure Format: Yes            No    X
                                                   ------         ------

                                TABLE OF CONTENTS


Part I                                                                      Page

Item 1   Description of Business  .............................................2

Item 2   Properties  ..........................................................6

Item 3   Legal Proceedings  ...................................................6

Item 4   Submission of Matters to a Vote of Security Holders  .................6

Part II

Item 5   Market for Company's Common Equity and Related
               Stockholder Matters  ...........................................6

Item 6   Management Discussion and Analysis of Financial Conditions and
               Results of Operations  .........................................7

Item 7   Financial Statements and Supplemental Data  ........................F-1

Item 8   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure  ......................................11

Part III

Item 9   Directors, Executive Officers, Promoters, and Control Persons;
          Compliance with Section 16(a) of the Exchange Act  .................11

Item 10   Executive Compensation  ............................................14

Item 11   Security Ownership of Certain Beneficial Owners and Management  ....16

Item 12   Certain Relations and Related Transactions  ........................18

Item 13   Exhibits and Reports on Form 8-K  ..................................20

Item 1. Description of Business.

General
-------

     Raven Moon Entertainment, Inc. was formed as a Florida corporation on January 7, 1998. On December 31, 1998, Ybor City Shuttle Service, Inc., Raven Moon Entertainment, Inc. and International Resorts and Entertainment Group, Inc., all Florida corporations, were merged into one corporation. Ybor City Shuttle Service, Inc., the surviving entity, changed its name to Raven Moon International, Inc. as a part of the merger. In July, 2001, we changed our name to Raven Moon Entertainment, Inc.

     Our Articles of Incorporation provide for 800,000,000 shares of common stock, but the Board voted to amend to 400,000,000 subject to shareholder approval, par value $.0001 per share, and 800,000,000 shares of preferred stock, par value $.0001 per share. As of December 31, 2001, 6,024,755 shares of the preferred stock have been designated as Series A Preferred Stock and are currently issued and outstanding. Effective January 1, 2001, each share of issued and outstanding common stock and each share of issued and outstanding preferred stock were subdivided into ten shares of common stock and preferred stock, respectively, resulting in a ten-for-one forward split of both common and preferred stock.


Business of the Issuer.
-----------------------

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

     In 2001, we focused our efforts on raising the necessary funds to produce a pilot episode of a television program and first video entitled "Gina D's Kid's Club" that is targeted to 2-5 year old children. The properties we initially focused on were new characters that have been integrated into this program.

     In lieu of the new direction we undertook in September 2001 to enter the video market, we terminated the Agreement with DLT Entertainment, Ltd. ("DLT"), whereby if DLT obtained a broadcast commitment, we would grant DLT the exclusive, worldwide right to distribute, license, market and exploit the "Gina D's Kid's Club" program (the Program") in all form of television media, including video, CD-Rom, DVD, video games, armed forces and in-flight-use.

     We estimate the total cost to produce the initial video, episode was approximately $350,000, including the cost of designing and building a state of the art 3 dimensional animated virtual reality stage set, costumes and other materials that will be used in the initial episode, as well as future planned episodes. By producing the show in the Orlando, Florida area, rather than Los Angeles or New York, we believe that we can produce the additional episodes at a cost of approximately $135,000 per episode, as opposed to $350,000 to $400,000, while utilizing local production resources and talent to produce quality comparable to that of shows produced by Disney or Warner Brothers. The Company is anticipating to produce 12 more video episodes beginning in 2002.

     We also are considering creating a separate version of the "Gina D's Kid's Club" program as a Christian home video product geared to the Christian market, and have signed a Distribution Agreement with Faith Works who will distribute to Christian book stores and other retail outlets, CD Rider and the Library Video Company who distribute to public schools and libraries. Accordingly to industry statistics, Christian music, Christian publishing and Christian home videos are estimated to be an $8 billion annual industry. For example, a series of Christian Videos entitled "Veggie Tales" have sold approximately 20,000,000 copies at a retail price of $15.00 each.

     On March 27, 2001, we entered into an Interim Management Services Agreement with Hacker-Rumsey ("HR"), whose partners are Donald L. Hacker and Royce Rumsey, whereby HR will provide public and private fundraising support, direct the design, development and market research and planning of the company's television properties, including the "Gina D and the Icely Bros." program, establish third party relationship with our advertising, distribution and broadcast partners, prepare a plan under which we can generate maximum revenues from our entertainment properties, an undertake such other activities as will help us achieve our broader objectives. HR has been granted reasonable authority to conduct day-to-day management activities. The term of this agreement is three months, beginning effective March 1, 2001. We have the option to extend the agreement through July 1, 2001. For its services, we will pay HR a total of $90,000 for the regular term, and an additional $30,000 if the agreement is extended through July 1, 2001. HR has granted us an option to exploit certain HR television properties. The term of this option is for one year commencing March 1, 2001. As consideration for this option, we have agreed to pay HR the sum of $50,000 and to issue HR stock warrants to purchase up to 30,000,000 shares of our common stock at an exercise price of $.001 per share. The term of each of the warrants is three years. The option fees are to be used to produce two multimedia presentations for sales and marketing purposes of the HR-developed properties under option. All rights to HR properties revert in full if we do not meet certain conditional financing and re-capitalization terms or we cannot agree with HR on an anticipated employment contract. In the event of such reversion, HR would forfeit all stock warrants and repay the $50,000 fee. In

January 2002, the Company re-negotiated this Agreement with H-R for only 6,500,000 shares of common stock which saved the Company a considerable amount of stock and cash and pursuant to which Messrs. Hacker and Rumsey H-R signed a new two year Consultant Agreement and resigned from the Board of Directors.

Competitive Business Conditions
-------------------------------

     The main competition in our industry comes from the major studios, such as Disney and Universal Studios that produce a large percentage of children's programming. The next level of competition is from other independents production companies. To be competitive, we must produce high quality creative productions and must develop the reputation and contacts to meet with the principal players in this industry. We expect our distributors, to provide the support necessary to enable us to compete in this marketplace.

Sources of Supply
-----------------

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

Dependence on Customers
-----------------------

     We do not anticipate that we would be dependant on a few major customers because every television station in the country is involved in filling its production day and is constantly seeking quality program material to enable it to meet that demand.

Intellectual Property
---------------------

     We have determined to focus our primary efforts on audio and video production for television and Christian Videos and more specifically on the present development the "Gina D's Kids Club" children's videos. On April 11, 2001, we acquired from Joseph and Bernadette DiFrancesco, a One (1) year option for the rights to the program "Gina D's Kids Club," the cartoon characters "TV Ted", "Baby and the Transistor Sisters" and other characters from the show including: "Simon," "Fishy," "Kitty," "Hammy," "Miss Muffin," and the music publishing rights to songs written by Mr. and Mrs. DiFrancesco, in exchange for 30,000,000 shares of our common stock at par value that will be registered in our public offering. In order to keep these rights beyond the one-year option, the Company must produce a minimum of ten (10) half-hour episodes plus two (2)

Home Video products during the option period that will be available to consumers in retail stores, Home Shopping Club or Christian television outlets, schools and bookstores. If we fail to meet this obligation, all rights revert back to Mr. and Mrs. DiFrancesco immediately after the one-year Option period. If the company meets its obligations, we will have the rights for an additional 20 years. At the end of 20 years, all rights revert back to J&B DiFrancesco their assigns and heirs. Because the Company failed to have produced the required number of programs and videos by April 1, 2002, the Option was extended for an additional year. In addition, an Option Agreement for the rights of the project "Praise-n-Shine" have been entered into with Beyond The Kingdon, Inc. We agreed to cover all production costs in the amount of $150,000 and to pay a royalty equal to 5% of all gross revenues from video sales and sub-licenses for 10 years.



Governmental Regulation
-----------------------

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

Costs and Effects of Compliance with Environmental Laws
-------------------------------------------------------

     We comply with all applicable federal, state, and local environmental laws and regulations, none of which we believe have a material effect on its operations and business.

Employees
---------

     We currently have 2 full-time employees and no part-time employees. As of the end of the 2001 calendar year, we had only two full-time employees and no part-time employees. We have no plan to hire any additional employees in the immediate future.

Research and Development
------------------------

     During 2000 and 2001, we spent approximately $650,000 on the development and production of the pilot episode and the promotional video for the "Gina D's Kid's Club" program.

Reports to Security Holders
---------------------------

     We file reports with the Securities and Exchange Commission, including quarterly reports on form 10-QSB, annual reports on Form 10KSB, interim reports on Form 8-k, proxy statements and information statements. The public may read and copy any materials filed with the SEC at its Public Reference Room at 450 5th Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov


Item 2. Properties.

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

     None


                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

     Our common stock began trading on the NASDAQ over-the-counter bulletin board under the symbol "RMOO" on December 1, 2000.

     The following table sets forth the range of high and low bid prices for the common stock for the period beginning January 1, 2001 and ending December 31, 2001, as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The prices do reflect the 10-for-1 forward split effective January 1, 2001.

         Common Stock                 High ($)                         Low ($)
         ------------                 --------                         -------

         1st Quarter 2001             $ .38 (3.80 pre-forward split)   $ .05
         2nd Quarter 2001             $ .05                            $ .015
         3rd Quarter 2001             $ .015                           $ .003
         4th Quarter 2001             $ .003                           $ .155

     As of April 15, 2002, approximately 317,331,806 shares of our common stock were outstanding and, as far as we can determine, were held by approximately 861 shareholders.

     We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Plan of Operation

        The Company amended it Articles of Incorporation to change it name to Raven Moon Entertainment, Inc. and elected Joey DiFrancesco, Chairman, Bernadette DiFrancesco, Stephen Chrystie, Thomas Hotopp, Norman P. Weinstock, Anthony Arcari, Donald L. Hacker and Royce Rumsey as directors of the company to serve for a one year term beginning September 1, 2001. In January 2002, Hacker-Rumsey renegotiated their consulting agreement and decided it would be in the best interest of the Company to resign from the Board of Directors.

        Our research has indicated that television advertising revenues have declined and are anticipated to decline further, and that television and cable networks are cutting back on new program productions. However, the Christian media market is believed to be growing and remains strong. Therefore, the Company has determined to revise its plan to produce up to 65 half-hour episodes of "Gina D's Kids Club" at a potential up-front cost of approximately $6,500,000 and to develop, produce and market 12 additional "family values"- home video products. These products can be marketed directly to consumer through infomercials on television stations, bookstores, print advertising, the Internet and other direct sales and marketing companies.

        In order to do this, the Company established a wholly owned subsidiary company called: Raven Moon Home Video Products, LLC ("Video LLC"). The Video LLC filed its Articles of Organization with the Florida Department of State on September 26, 2001. The Company granted the Video LLC a limited, ten-year license to produce and market a video version of the "Gina D's Kids Club" program. Video LLC will bear all costs associated with the production, distribution and sale of video products and will pay to the Company all net profits after costs. The Video LLC has two classes of members. The Company is the sole Class A member and serves as the managing partner. Only Class A member interest have voting rights in the LLC. Investors in the LLC will acquire Class B member interests, which are non-voting. The Class B members will be entitled to receive all distributions from the gross profits of Video LLC until such holders have received an amount equal to their initial investment. Thereafter, the Class B holders will receive 15% of all gross profits derived from the sale of any products produced by Video LLC.

        The first product that has been completed for distribution is a family values-themed home video called "Gina D's Kids Club" targeted to 2-5 year old children. This product contains positive sing-along songs, funny, live-action educational characters and animated a safety message called "Mr. Bicycle Man".

     A second project we acquired this quarter is an adventure series called "The KnightLights" who recently changed its name to: "The Luma-Knights". The series is a collection of twenty books written by author D.W. Moore that helps children between the age of 6 and 11 years old not to be afraid of the dark. On July 11, 2001, we entered into an agreement with The KnightLights Foundation, Inc., a Florida corporation (the "Foundation"), to acquire the assets and rights to "KnightLights" valued at $200,000. The Company issued 5,000,000 shares of common stock valued at $.02 per share (for an aggregate value of $100,000) and issued warrants to purchase an additional 100,000 shares at an exercise price of $.02 per share (aggregate exercise price of $2,000). We also issued an additional 2,000,000 shares valued at $.05 per share (for an aggregate value of $100,000), and issued warrants to purchase an additional 100,000 shares at an exercise price of $.05 per share (aggregate exercise price of $5,000). All of the warrants have been exercised. Finally, the Foundation has been granted a 2% gross royalty on income received from the "KnightLights" project along with a 10% royality as income for original artwork.

     We entered into a ten year license agreement with the Video LLC covering the limited rights to produce, market and distribute a video based on the "KnightLights" series. The Company plans to develop a home video for this project with the funds from Video LLC, in addition to other "Gina D's Kids Club" videos and music cd's.

        Management has begun to commence initial operations with funding of approximately $4,300,000 from a private offering by the Video LLC.

     In addition, we to produce two versions of a new home video exercise product for Christian women called "Praise-n-Shine". One version will be a multi-cultural Gospel version and the second will be a Latino version. The Company intends to enter into a ten-year license agreement with Beyond the Kingdom, Inc., to acquire the rights to this product. Class B member interest will be non-voting. Class B members will be entitled to receive all distributions from gross profits until holders have received an amount equal to their initial investment, and thereafter 15% of gross profits derived from the sale of products produced by Health LLC.

     We have also entered into a Marketing Agreement with Management
Solutions International, Inc. and received a purchase order from Clean World Productions for 50,000 "Gina D's Kid's Club" videos. We will be paid as
Clean World Productions sell these videos to non-profit organizations, such as churches, hospitals and schools.

     On September 17, 2001, we entered into a public relations agreement with Big Apple Consulting. The term of the agreement was six months and we renewed the agreement for an additional one year period.

        The Company currently has two employees, and has no plans to add additional employees in the near future.

        We plan to produce a home video library of up to 12 half-hour episodes of "Gina D's Kid's Club," a video and television show targeted to 2-5 year old children at a cost of $1,800,000, thus developing two product at a cost of one. The program features a host named "Gina D" and other Kid Club friends that are all part of the rights Option package.

        They include characters such as "Hammy," "Fishy," "Kitty," "Simon," "TV Ted," and "Miss Muffin." Although we also own the rights to an exclusive Option to "Baby and the Transistor Sisters", they do not appear in the initial pilot.

        In 2001, we raised approximately $104,000 in a LLC private offering. We also require funds for working capital of $1,000,000 and funds $1,000,000 for administration and marketing costs. We do not intend to sell stock to raise the money unless it is absolutely necessary.

        We plan to use the capital from the LLC offering to build a library of up to 13 half-hour television episodes and home video products. In addition, the funds will be used to create Internet websites to market tied-in branded products and to create music CD's, for distribution in the United States and abroad.

        With these resources in place and with the expected market penetration and acceptance of the company's TV characters, we will be in a position to attempt to exploit this fast growing and very profitable segment of the market (i.e., entertainment items for 2 year olds to 5 year olds).

        In addition to the secular version, we will have a separate version of the "Gina D's Kid's Club" show containing "a message from god," specifically targeted to the Christian audience as many of the values expressed in the program overlap with traditional Christian values. We estimate this market to be significant, based on sales of home videos and related products of other Christian video series, such as the "Veggie Tales" series, which sold approximately 20,000,000 retail copies at approximately $15 each.

        The full cost of the development, pre-production, production and editing of one (1) half-hour television pilot episode, an 11 minute test video, a revised half-hour television pilot episode and a 4 minute marketing tape, did not to exceed $500,000. Because of a lack money and in order to prevent the Company from filing bankruptcy in 2000 and defaulting on its contractual obligation to it's television distributor DLT Entertainment, management offered a special reward investment program to current stockholders which enabled us to raise approximately $604,000 in 2000 and 2001 and avoid filing for bankruptcy. The funds raised were used to produce the television pilot and meet the Company's contractual obligation to its television distributor. As a result, the company terminated its working relationship with International Investment Banking, Inc. Because the television pilot was completed our distributor can now begin to present the program to potential television broadcasters, home video distributors, and foreign broadcasters. The cost quote includes the full cost of designing and building a virtual reality 3D set, costumes and other materials that were used in the pilot and will be used in the other 64 episodes. Additional episodes will average approximately $135,000 per episode.

     Budgeted as expenses to be funded from the LLC offering are anticipated legal expenses, SEC filing fees, auditing costs, debt repayment, marketing, printing, syndication, production, talent, operating, administration, travel and entertainment expenses, and general operating expenses.

        We expect to meet our additional personnel needs through the hiring of independent contractors. The source of independent contractors is readily available in Central Florida from many different sources including the talent pool of professionals who have worked with companies such as Disney/MGM, Universal Studios and Nickelodeon. Recently the Company signed a 36 month financing agreement with MG Studios to produce 12 new episodes of Gina D's Kids Club".

Item 7. Financial Statements.


RICHARD L. BROWN & COMPANY, P.A.
Certified Public Accountants
----------------------------



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Raven Moon Entertainment, Inc.
(formerly Raven Moon International, Inc.)

We have audited the accompanying consolidated balance sheets of Raven Moon Entertainment, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, deficit in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raven Moon Entertainment, Inc. and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Richard L. Brown & Company, P.A.
-------------------------------------
     Richard L. Brown & Company, P.A.


Tampa, Florida
April 5, 2002


                                     RAVEN MOON ENTERTAINMENT, INC.
                                (Formerly Raven Moon International, Inc.)
                                       Consolidated Balance Sheets
                                       December 31, 2001 and 2000



                                                 ASSETS


                                                                                2001           2000
                                                                             -----------    -----------




Cash                                                                         $    16,397    $      --
Receivable from affiliated company                                                 4,223        266,232
Advances                                                                            --           20,000
Office equipment, net of $5,329 and $3,571 of
       accumulated depreciation                                                    1,571          3,329
Master production costs                                                             --           50,754
Royalty rights                                                                      --           50,000
Production rights                                                                   --            3,000
Organization costs, net of $14,070 and $10,162 of
       accumulated amortization                                                    5,468          9,376
Intellectual properties                                                          200,000           --
Advance on future royalities - related party                                      20,000           --
                                                                             -----------    -----------

                                                                             $   247,659    $   402,691
                                                                             ===========    ===========


                             LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY


Bank overdraft                                                               $      --      $       280
Accounts payable to third parties                                                   --           33,962
Accrued interest on debentures                                                      --           20,119
Accrued salaries and wages to officers                                           685,480        331,200
Accrued consulting fees                                                          295,000           --
Accrued interest payable to officers and related parties                          78,717         47,170
Notes payable to officers and related parties                                    264,295        489,781
Loans from shareholders                                                           82,000         87,000
Advance from Class B Members of LLC                                              104,600           --
Debentures payable                                                                30,000        566,569
                                                                             -----------    -----------

              Total liabilities                                                1,540,092      1,576,081


COMMITMENTS AND CONTINGENCIES (note 7)

DEFICIT IN STOCKHOLDERS' EQUITY
      Preferred stock, $.0001 par value, authorized 800,000,000 shares;
        issued and outstanding 6,024,755 in 2001 and 21,125,730 in 2000              602          2,113
      Common stock, $.0001 par value, authorized 800,000,000 shares;
        issued and outstanding 302,472,722 in 2001 and  99,962,420 in 2000        30,247          9,996
            Additional paidin capital                                          7,597,865      2,455,814
            Accumulated deficit                                               (8,921,147)    (3,641,313)
                                                                             -----------    -----------

              Total deficit in stockholders' equity                           (1,292,433)    (1,173,390)
                                                                             -----------    -----------

                                                                             $   247,659    $   402,691
                                                                             ===========    ===========



See notes to Consolidated Financial Statements.

                                                  F-2


                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2001 and 2000



                                                       2001            2000
                                                    -----------     -----------


REVENUES:
          Sales                                     $     7,110     $     6,702
                                                    -----------     -----------

COSTS AND EXPENSES:
          Consulting fees                               849,709         792,140
          Depreciation                                    1,758           1,758
          Interest expense                               38,079          67,290
          Write - off of intellectual property          103,754            --
          Option rights to  intellectual property       585,000            --
          Production expense                          1,651,734         105,303
          General and administative expense           2,056,910         567,633
                                                    -----------     -----------

            Total costs and expenses                  5,286,944       1,534,124
                                                    -----------     -----------

Net loss                                            $(5,279,834)    $(1,527,422)
                                                    ===========     ===========

Net loss per share                                  $     (0.03)    $     (0.02)
                                                    ===========     ===========


See notes to Consolidated Financial Statements.



                                     RAVEN MOON ENTERTAINMENT, INC.
                                (Formerly Raven Moon International, Inc.)
                       CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                             For the years ended December 31, 2001 and 2000



                                                  Preferred Stock                 Common Stock
                                           ----------------------------    ----------------------------
                                                Shares        Amount          Shares         Amount
                                           ------------    ------------    ------------    ------------
Balance December 31, 1999                     2,081,780    $        208      53,901,230    $      5,390

       Preferred shares issued               19,043,950           1,905            --              --
       Shares issued for cash                      --              --           240,000              24
       Shares issued for expenses                  --              --        27,281,190           2,728
       Shares issued with debentures               --              --        18,540,000           1,854
       Net loss for the year                       --              --              --              --
                                           ------------    ------------    ------------    ------------

Balance December 31, 2000                    21,125,730    $      2,113      99,962,420    $      9,996

       Preferred shares issued for
           beneficial conversion feature      2,273,320             227            --              --
       Preferred shares issued for
           expenses                           7,940,500             794            --              --
       Preferred shares issued for
           loan payment                       6,449,500             645            --              --
       Conversion of preferred stock to
           common stock                     (23,064,295)         (2,307)     23,064,295           2,307
       Common stock warrants granted
           to officers and directors               --              --              --              --
       Common stock options granted
           to related party                        --              --              --              --
       Exercise of warrants                        --              --         3,200,000             320
       Exercise of options                         --              --         7,000,000             700
       Shares issued for conversion of
           debenture                               --              --        72,612,504           7,261
       Shares issued for intellectual
           property                                --              --         7,000,000             700
       Shares issued for option
           on rights's to Gina D                   --              --        30,000,000           3,000
       Shares issued for expense                   --              --        65,993,003           6,599
       Shares issued for loan repayment            --              --            90,000               9
       Cancelled shares                      (8,700,000)           (870)     (6,449,500)           (645)
       Net loss for the year                       --              --              --              --
                                           ------------    ------------    ------------    ------------

Balance December 31, 2001                     6,024,755    $        602     302,472,722    $     30,247
                                           ============    ============    ============    ============


See notes to Consolidated Financial Statements.





                             RAVEN MOON ENTERTAINMENT, INC.
                        (Formerly Raven Moon International, Inc.)
               CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                     For the years ended December 31, 2001 and 2000
                                       (Continued)



                                            Additional
                                             paid-in       Accumulated
                                             capital         deficit          Total
                                           ------------   ------------    ------------
Balance December 31, 1999                  $  1,687,759   $ (2,113,891)   $   (420,534)

       Preferred shares issued                     --             --             1,905
       Shares issued for cash                       466           --               490
       Shares issued for expenses               767,589           --           770,317
       Shares issued with debentures               --             --             1,854
       Net loss for the year                       --       (1,527,422)     (1,527,422)
                                           ------------   ------------    ------------

Balance December 31, 2000                  $  2,455,814   $ (3,641,313)   $ (1,173,390)


       Preferred shares issued for
           beneficial conversion feature           --             --               227
       Preferred shares issued for
           expenses                             237,206           --           238,000
       Preferred shares issued for
           loan payment                          86,515           --            87,160
       Conversion of preferred stock to
           common stock                            --             --              --
       Common stock warrants granted
           to officers and directors             12,000           --            12,000
       Common stock options granted
           to related party                      70,700           --            70,700
       Exercise of warrants                      42,680           --            43,000
       Exercise of options                      139,300           --           140,000
       Shares issued for conversion of
           debenture                          1,270,325           --         1,277,586
       Shares issued for intellectual
           property                             199,300           --           200,000
       Shares issued for option
           on rights's to Gina D                582,000           --           585,000
       Shares issued for expense              2,485,519           --         2,492,118
       Shares issued for loan repayment          14,991           --            15,000
       Cancelled shares                           1,515           --              --
       Net loss for the year                       --       (5,279,834)     (5,279,834)
                                           ------------   ------------    ------------

Balance December 31, 2001                  $  7,597,865   $ (8,921,147)   $ (1,292,433)
                                           ============   ============    ============


See notes to Consolidated Financial Statements.

                                       F-4(Con't)




                                              RAVEN MOON ENTERTAINMENT, INC.
                                         (Formerly Raven Moon international, Inc.)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      For the years ended December 31, 2001 and 2000



                                                                                                 2001           2000
                                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                             $(5,279,834)   $(1,527,422)
         Adjustments to reconcile net loss to net cash used
                 by operating activities:
                       Decrease (increase) in advances                                             20,000        (17,200)
                       Decrease (increase) in receivables from
                              affiliated  company                                                 262,009       (266,232)
                       Depreciation and amortization                                                5,666          5,666
                       Writeoff of production and royalty rights                                  103,754           --
                       Increase in advanced royalty payments to related party                     (20,000)          --
                       Incerese (decrease) increase in accounts payable to third parties          261,037        (28,538)
                       (Decrease) increase in accrued interest on debentures                      (20,119)        20,119
                       Increase in accrued salaries and wages to officers                         354,280        288,000
                       Increase in accrued interest payable to officers and related parties        31,547         47,170
                       Increase in payable to affiliated company                                     --           48,864
                       Common stock options granted for expenses                                   12,000           --
                       Common stock warrants granted for expenses                                  70,700           --
                       Shares issued for expenses                                               3,315,118        770,317
                                                                                              -----------    -----------

                                      Net cash used by operations                                (883,842)      (659,256)



CASH FLOWS FROM FINANCING ACTIVITIES
         Advance from sale of Class B Membership Units                                            104,600           --
         Proceeds from sale of preferred stock                                                       --            1,905
         Proceeds from sale of common stock                                                          --            2,344
         Proceeds from exercise of options                                                        140,000           --
         Proceeds from exercise of warrants                                                        43,000           --
         Proceeds from sale of debentures                                                         741,245        566,569
         Notes payable  shareholders                                                               (5,000)        87,000
         Notes payable  officers and affiliated companies                                        (123,326)          --
                                                                                              -----------    -----------

                                       Net cash provided by financing activities                  900,519        657,818
                                                                                              -----------    -----------

         Net increase (decrease) in cash                                                           16,677         (1,438)

         Cash at beginning of period                                                                 (280)         1,158
                                                                                              -----------    -----------
         Cash at end of period                                                                $    16,397    $      (280)
                                                                                              ===========    ===========


See notes to Consolidated Financial Statements.



                          RAVEN MOON ENTERTAINMENT,INC.
                    (Formerly Raven Moon International, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2001 and 2000



                                                           2001         2000
                                                        ----------   ----------

                          NON CASH FINANCING ACTIVITIES
                          -----------------------------

Preferred shares issued for
             beneficial conversion feature              $      227   $     --
                                                        ==========   ==========
Preferred shares issued for
             loan payment                               $   87,160   $     --
                                                        ==========   ==========
 Shares issued for conversion
             of indebtedness                            $1,277,586   $     --
                                                        ==========   ==========
Shares issued for intellectual
             property                                   $  200,000   $     --
                                                        ==========   ==========
Shares issued for option
             on rights's to Gina D                      $  585,000   $     --
                                                        ==========   ==========

Shares issued for loan repayment                        $   15,000   $     --
                                                        ==========   ==========


See notes to Consolidated Financial Statements.

                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


Note 1  DESCRIPTION OF THE COMPANY

Raven Moon Entertainment, Inc. (Formerly known as Raven Moon International, Inc.) and its subsidiary are primarily engaged in the production, development, promoting, selling and distributing Family Values and Christian-oriented video entertainment products. The market for these products is worldwide, although the company will devote most of its efforts within the continental United States.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiary Raven Moon Home Video Products, LLC. Inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenue from distribution of Family Values and Christian-oriented video entertainment products is recognized upon receipt of payment or delivery of product, which does not vary significantly from the time the products are shipped.

Sales to one customer accounted for 84% of revenue for the year ended December 31, 2001.

PRODUCTION COSTS - Production costs include costs to develop and produce Family Values and Christian-oriented video entertainment products. These costs were paid primarily to companies and individuals hired to perform a specific task. The Company out-sources these activities in order to reduce overhead costs. As of December 31, 2001 the Company has not commenced or completed any video products intended for commercial sales or distribution.

STOCK FOR COMPENSATION - The Company accounts for the issuance of common or preferred stock for goods and services at the fair market value of the goods or services provided or the fair market value of the common or preferred stock issued, whichever is more reliably determined.

DEBT WITH STOCK PURCHASE WARRANTS AND BENEFICIAL CONVERSION FEATURES - The proceeds received from debt issued with stock purchase warrants is allocated between debt and the warrants, based upon the relative fair value of the two securities and/or beneficial conversion features.

UNCLASSIFIED BALANCE SHEET - In accordance with the provisions of SOP 00-2, the Company has elected to present an unclassified balance sheet.

                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


INTELLECTUAL PROPERTY - Intellectual property is recorded at the lower of cost or net realizable value.

MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

NET LOSS PER SHARE - Primary loss-per-share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding were 211,017,072 and 71,154,233 for the years 2001 and 2000, respectively. There were no outstanding common stock equivalents.

INCOME TAXES - The Company has incurred approximately $8,900,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

OFFICE EQUIPMENT - Office equipment is recorded at cost. Depreciation is calculated using the straight-line method.

RECLASSIFICATIONS - Certain amounts reported in previous years have been reclassified to the 2001 financial statement presentation.

Note 3  BUSINESS AND OPERATIONS

The Company is currently working to establish the following lines of business:

                   Home Video and Television Productions
                   Internet Retail Sales
                   Music CDs

These financial statements are prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, it does not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize assets and liquidate its liabilities, contingent obligations and commitments in other than the normal

                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


course of business and the amounts which may be different from those shown in these financial statements. The ability to continue as a going concern is dependent on its ability to:

                   Generate profitable operations in the future.
                   Obtain additional financing.

These factors raise doubt about the Companys ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management plans to raise capital through the issuance of additional common stock, selling additional Class B membership units in the video products subsidiary, and by actively seeking to develop its lines of business.

Note 4  INTELLECTUAL PROPERTY

During 1997, the Company acquired intellectual properties, production rights and royalty rights in connection with an acquisition accounted for as a purchase. As of the date this transaction was consummated, and currently, there were no outstanding agreements or contracts related to the above productions. While management believes these intellectual properties have significant value, establishing this value in the absence of definitive agreements cannot be accomplished. Therefore, during 2001 the Company has elected to write-off the carrying value of these assets as the Company has no current plans to develop these projects.

On March 27, 2001, the Company entered into an Interim Management Services Agreement with Hacker-Rumsley (HR). The agreement was from March to July of 2001 and the Company paid approximately $290,000 and 6,500,000 shares of common stock, issued in January 2002. For this payment the Company received certain carrying interests and rights to three of the four HR owned properties, "The Icely Brothers", "Wild Streets", "Star Ridz", and "Dirts Trax", based upon the following terms:

     o A recoupment of $200,000 in development costs on a pari parsu basis with total production costs against series sold in market.

     o    An equal participation to HR Producers Share of Net Profits.

                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


As of the date this transaction was consummated, there were no outstanding agreements or contracts related to the above productions. While management believes these intellectual properties have significant value, establishing this value in the absence of definitive agreements cannot be accomplished. Therefore, the Company has charged the costs associated with these production rights to production expense because the Company has no current plans to develop these projects.

On July 11, 2001, the Company purchased the assets and rights to intellectual property from Knightlights Foundation, Inc. for $200,000, which approximates the fair market value of the assets received. This acquisition was accomplished through the issuance of 7,000,000 shares of the Company's common stock, and consisted of twenty stories and related artwork. The Knightlights Foundation will receive a 10% royalty for the original pencil artwork and a 2% royalty for any artwork developed by the Company.


Note 5  DEBT

Debt for the company consists of the following:

     Notes payable to officers and affiliated companies bear interest at 10% annually. These are demand notes, and are unsecured.


     Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock in 2000 and are also entitled to gross revenue royalty fees of the gross revenue of the Company for ten years. The royalties range from .0125% to .5% of gross revenues. No royalties were earned in 2001.

     Debentures payable are two year 12% convertible subordinated debentures due January 10, 2003. Substantially all of the debenture holders have converted the debentures into the Companys common stock.

The advances from Class B members of LLC are non-interest bearing. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial investment. In addition, the holders of the loans are entitled to annually receive 15% of all gross profits of the LLC derived from the sale of Products. The Class B members have no voting rights. The advances from Class B members have been recorded as a liability because all advances must be repaid prior to any distributions to the parent Company.

                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


Note 6  RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Companys common stock by the following companies:

            St. Anthony Entertainment, Inc.
            Raven Moon, Inc.
            J. & B. DiFrancesco, Inc. (Formerly St. Anthony Entertainment, Inc.) Beyond the Kingdom, Inc.
            T.V. Toys, Inc. (Formerly J. & B. DeFrancesco, Inc.)

          The Company has incurred aggregate consulting, production, marketing and management fees with:

                                                 2001                2000
                                                 ----                ----
             Officers, directors
                and senior consultants        $1,572,000          $  620,000
                                              ==========          ==========

             Affiliates                       $  362,000          $     --
                                              ==========          ==========


On January 3, 2001 the Company entered into a talent agreement with Gina Mouery, who is the hostess for the "Gina Ds Kids Club Show" and the daughter of Joey DiFrancesco, President and Chief Executive Officer of the Company. Under terms of the agreement, Mrs. Mouery granted the Company an exclusive, worldwide license to use her name, the registered name "Gina D", her likeness and performance for the "Gina Ds Kids Club Show" program. The term of the license is ten years. The Company agreed to pay Ms. Mouery 3,200,000 shares, these shares were valued at $544,000 and charged to consulting expense. The Company is obligated to pay Ms. Mouery a monthly advance of $2,000 against one percent of any and all gross revenues from the show and for a ten years following the term of the license. The Company paid Ms. Mouery $20,000 in the current year and the payments were recorded on the balance sheet as advance on future royalties-related party.

                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)



The Company agrees to pay or reimburse her $635 a month for a leased car during the first two years of the agreement. The Company paid approximately $7,200 which is included in the General and Administrative expenses in the current year. The Company also granted Ms. Mouery options to purchase up to 10,000,000 shares of common stock at an exercise price of $.02 per share. Of these options, 7,000,000 were vested and exercised in January of 2001. Of the remaining options 2,000,000 will vest and be exercisable as of January 2002 and 250,000 will vest and be exercisable on January 1 for each of the calendar years 2003 through and including 2006.

On April 11, 2001, the Company issued a non refundable grant of 30,000,000 restricted shares of common stock, valued at $585,000, to Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in Gina Ds Kids Club Show which have been created by Joseph and Bernadette DiFrancesco. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002. The Company charged the option price to expense during the year 2001. The Company subsequently made a verbal agreement with Joseph and Bernadette DiFrancesco to extend the option agreement for an additional year.

On May 23, 2001 Ms. Mouery purchased a 12% convertible subordinated debenture for $200,000. Ms. Mouery received 20,000,000 common stock warrants, which she converted on July 23, 2001.

The officers' and directors' were granted the following common stock warrants for a three year term:

Date                       Common Stock Warrants       Exercise Price per Share
----                       ---------------------       ------------------------

April 5, 2000                    7,500,000                      $.044

September 1, 2001               15,000,000                      $.003

                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


During the year loans from officers, directors, senior management and related parties are summarized as follows:

                                                 2001                 2000
                                                 ----                 ----

          Balance at beginning of year         $489,781             $440,917
          Increase in Loans                     204,000               79,675
          Payments on Loans                    (426,886)             (30,811)
                                               --------             --------
          Balance at end of year               $266,895             $489,781
                                               ========             ========

Interest expense accrued on these loans for the years 2001 and 2000 was approximately $35,000 and $44,000, respectively.

During the year the officers and directors purchased approximately $206,000 of debentures. With the debentures they received 1,855,520 shares of preferred stock, which were converted into common stock. The warrants received with the convertible debentures were converted into 6,474,976 shares of common stock.

Note 7  COMMITMENTS AND CONTINGENCIES

          a) Under an arrangement approved by the board of directors, the Company is obligated to pay the Chief Executive Officer and his spouse, (Vice- president/Secretary) a 10% royalty on all gross revenues.

          b) The Company has entered into an employment contract with the officers and senior consultant. Under the terms of the agreement, the Company is obligated to make the following annual payments through November 15, 2005.

                               2002            $    425,000
                                               ============
                               2003            $    510,000
                                               ============
                               2004            $    612,000
                                               ============
                               2005            $    627,000
                                               ============

          c) The Company has entered into various month to month verbal agreements with unrelated third parties to provide production, marketing and administrative services. Payments are made based on invoices rendered for specific services provided.

                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)

          d) On November 28, 2001, The Company entered into a consulting agreement with Management Solutions International, Inc. (MSI) to provide product sales, services, and raise investment capital. The Company will compensate MSI as follows through September 2002:

                    1)   Commissions of 12% of wholesale product sales.

                    2)   Commissions of 24% of retail product sales.

                    3) Commissions of 10% for any capital raised from Accredited Investors.

Note 8   STOCK OPTION PLAN

The Company established a stock option plan for its executives, consultants, key employees, directors and its affiliates. (The "2001 Stock Option Plan".) The 2001 Stock Option Plan allows for options (including Incentive Stock Options) to be granted to future participants at a price not less than 100% of the market value per share on the date of the grant. As of April 5, 2002, no options have been awarded under the plan.

Note 9   COMMON STOCK WARRANTS

                                                               Weighted Average
                                                 Shares         Exercise Price
                                                 ------         --------------

Outstanding at December 31, 1999                     --                --

         Granted                                7,500,000          $    .044
                                                ---------

Outstanding at December 31, 2000                7,500,000               .044

         Granted                               18,200,000               .005

         Exercised                             (3,200,000)              .013
                                               ----------

Outstanding at December 31, 2001               22,500,000               .017
                                               ==========

The exercise price and the fair market value of the common stock warrants granted in 2000 were the same. This value was determined by the Board of Directors. The exercise price for 15,000,000 of common stock warrants issued to directors in 2001 was $.003 per share. The fair market value at the date of grant was $.008 per share.

The weighted average fair value of warrants granted during 2001 and 2000 were $.008 and $.044, respectively. The weighted-average remaining life of warrants granted were 2.20 and 2.26 years at December 31, 2001 and 2000, respectively.

Note 10  SUBSEQUENT EVENTS

Through April 5, 2002, the Company has obtained an additional $199,000 through the sale of Class B membership units in Raven Moon Home Video Products, LLC.

On March 21, 2002, the Company entered into an agreement with Lanny Sher and Public Relation Associates to provide promotional services to obtain air play, interviews and exposure for "Gina D's Kids Club" video, CD and the "Mr. Bicycle Man" Safety PSA as well as publicity and public relations services. The term of this agreement is for six months at an estimated cost of $30,000.

On March 25, 2002, the Company entered into an agreement with MG Studios for the production of twelve videos of "Gina D's Kids Club". MG Studios will finance and provide all the pre-production, production and post production facilities, work and services necessary to complete the twelve videos. The Company is obligated to pay $10,000 on June 1, 2002, and to pay MG Studios on a regular basis, but not more than $10,000 per week. The cost per episode is estimated at $135,700. Any changes during production approved by the Company which results in additional costs, will be added to the estimated cost per episode. If total charges for all twelve episodes exceed $1,800,000, the Company will incur interest charges at 8% on the excess. If the Company fails to make its required payments to MG Studios, it will also incur interest at 8%.



                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)


Note 11 - Quarterly Financial Results (unaudited):

Quarterly financial results for the year ended December 31, 2001 as originally reported and as restated are as follows:


                                                    Three months ended
                                  -------------------------------------------------------
                                   March 31,       June 30,    September 30,  December 31,
                                     2001           2001          2001           2001
                                  ----------     -----------   -----------    -----------
Net revenues                      $     --       $      --     $      --      $     7,110
                                  ==========     ===========   ===========    ===========

Net loss, originally reported     $ (554,982)    $  (480,274)  $  (471,414)   $(3,773,173)
                                                                              ===========
Adjustment for:
     Stock-based compensation     (1,398,519)       (595,741)     (169,380)
                                 -----------     -----------   -----------

Net loss, as restated            $(1,953,501)   $(1,076,015)   $  (640,794)
                                 ===========    ===========    ===========

Net loss per share,
     originally  reported:       $    (.0052)   $    (.0024)   $    (.0020)   $      --
                                                                              ===========
Adjustment for:
     Stock-based compensation         (.0130)        (.0029)        (.0007)
                                 -----------    -----------    -----------

Net loss per share, as restated  $    (.0182)   $    (.0053)   $    (.0027)
                                 ===========    ===========    ===========

The unaudited quarterly financial information in 2001, as originally reported, has been restated to change the valuation of stock-based compensation.
Stock-based compensation is measured at the fair value of the securities issued or the fair market value of the goods or services provided. Prior to 2001, the Company did not have a tracking stock. Therefore stock-based compensation was based upon the estimated fair market value of the services provided. In 2001, the Company continued this practice for the first three quarters, but determined it would be more appropriate to utilize the discounted trading market prices of the Company's common stock for measuring stock-based compensation.



Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below are the names and certain information regarding the individuals elected as directors of the Company.

Name                             Age              Positions Held

Joseph DiFrancesco               59               President and a Director

Bernadette DiFrancesco           57               Vice President, Secretary and
                                                  a Director

Stephen Chrystie                 66               Director


Thomas L.Hotopp                  70               Director

Norman P. Weinstock              64               Director

Anthony Arcari                   59               Director


     The directors of the Company are elected annually by the shareholders for a term of one year, or until their successors are elected and qualified. The Officers are appointed by the Board of Directors at the annual meeting of directors immediately following each annual meeting of shareholders of the Company and serve at the pleasure of the Board of Directors.

Background of Directors and Executive Officers
----------------------------------------------

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

Thomas L.Hotopp - Director. Mr. Hotopp, has a very broad business background and holds a degree in Business Administration. He is a Registered Representative in a stock brokerage member firm and licensed Real Estate Broker. He is the owner of several companies including Tom Allison Co., T & A Company, a partner in an oil, gas drilling and exploration company and in investor in Citizens National Bank of SW Ohio. He is involved in many Community Service projects including the local Jaycees, Boy Scouts, was past president of the Rotary Club, and was a member of the Small Business Council for US Congressman Thomas Kindness.

Norman P. Weinstock, Director. Mr. Weinstock has a Bachelors of Science. degree in Business Administration. Having spent over 20 years in the dental industry, Mr. Weinstock is the President of the Zahn Dental Company. He formed a partnership with the Henry Schein Company to purchase the Zahn Dental Company, which is now the world's largest dental laboratory supply company. He is also Vice President of Henry Schein, Inc. and President of the Dental Manufacturers of America.

Anthony Arcari, Director. Mr. Arcari is a graduate of the Boston School of Mechanical Dentistry, Boston MA. He has spent many years in the Dental Lab business and presently owns Affordable Family Dental Clinic in Boston.

Meetings and Committees of the Board
------------------------------------

     The Board of Directors met one time during the 2001 fiscal year, and took action by written consent numerous times. The Board of Directors currently has no committees and none are anticipated at this time.

Compliance With Section 16(A) Of Securities Exchange Act Of 1934
----------------------------------------------------------------

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten percent of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, except as set forth below, directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Anthony E. Arcari:

Mr. Arcari did not file a report on Form 3 at the time that he became a director on September 1, 2001.

Stephen Chrystie:

Mr. Chrystie did not timely file a report on Form 5 for the year ending December 31, 2000 covering three separate transactions. In addition, Mr. Chrystie did not file a Form 4 covering one transaction occurring in August 2001.

Joseph DiFrancesco:

Mr. DiFrancesco did not timely file the Form 5 for the year ended December 31, 2000. In addition, he did not timely file three Form 4's for transactions occurring in February 2001, April 2001 and May 2001.

Bernadette DiFrancesco:

Mrs. DiFrancesco did not timely file the report on Form 5 for the year ended December 31, 2000. In addition, she did not timely file three Form 4's for transactions occurring in February 2001, April 2001 and May 2001.

Joseph and Bernadette DiFrancesco, Inc.

Joseph and Bernadette DiFrancesco, Inc. did not file a report on Form 5 for the year ended December 31, 2000.

Donald Hacker

Mr. Hacker did not file a report on Form 3 at the time that he became a director on September 1, 2001.

Gina Mouery

Mrs. Mouery did not file a Form 3 upon acquiring 10% of the outstanding stock of the Company.

Royce Rumsey

Mr. Rumsey did not file a report on Form 3 at the time that he became a director on September 1, 2001.

Norman Weinstock

Mr. Weinstock did not timely file a report on Form 3 at the time that he became a director on September 1, 2001.


Compensation of Directors
-------------------------

     As compensation for their services, in September 2001, we issued to each Director a warrant to purchase up to 15,000,000 shares of the Company's Common Stock at an exercise price of .003 per share. No additional warrants have been issued to directors as compensation, and no additional warrants are contemplated at this time. Directors are not otherwise compensated for their services as such. We also reimburse each Director for actual expenses incurred by them in attending meetings of the Board of Directors.

Item 10.  Executive Compensation.

The Company has two executive officers, Joey DiFrancesco and Bernadette DiFrancesco. Except for $5,000, the Company did not pay the bulk of their salaries to either of these individuals during the fiscal year ended December 31, 2001. The Company did provide medical insurance and leased vehicles as discussed below.

The Table below sets forth the accrued but unpaid compensation owed to Mr. DiFrancesco, our President, for each of the past two fiscal years.

-------- ----------------------------------- -----------------------------------
Year          Accrued and Unpaid Salary           Other Compensation Paid
-------- ----------------------------------- -----------------------------------
1999                   43,200
-------- ----------------------------------- -----------------------------------
2000                  331,200                        2,500,000 warrants
-------- ----------------------------------- -----------------------------------
2001                  685,480                        2,500,000 warrants
-------- ----------------------------------- -----------------------------------

     On June 1, 1997, one of our predecessors, International Resorts and Entertainment Group, Inc., entered into an employment agreement with Joey DiFrancesco, our President. This agreement was amended on November 3, 1998 and again on November 19, 1999. The agreement, as amended, provides that Mr. DiFrancesco is employed as President and Chief Executive Officer for a seven-year term of employment commencing November 16, 1999. The initial yearly salary was $180,000, with 20% increases per year, plus an annual bonus of 3.5% to 10% of that year's annual salary, subject to certain conditions and approval by the Board of Directors. Mr. DiFrancesco has the right and option to renew the agreement for an additional 7-year term. If Mr. DiFrancesco is removed as President or Chief Executive Officer, or his duties diminished without his consent, or if we do not renew the agreement and he does not consent to such nonrenewal, then Mr. DiFrancesco is entitled to receive an amount equal to the full 7 year's salary, if the termination or nonrenewal is without justification, or an amount equal to 50% of the full 7 years' salary payable in four annual installments. As amended on November 19, 1999, the agreement also provides for Mr. DiFrancesco and his wife to receive a "Founders" royalty of 10% of any and all gross entertainment revenues received by the company in conjunction with any entertainment projects developed and/or produced by the company during the term of his employment. Such royalty is to be paid to them annually between each November 16th and December 31st in perpetuity. As of December 31, 2001, we owed Mr. DiFrancesco $518,080 in accrued and unpaid combined salaries.

     We also entered into an employment agreement with Bernadette DiFrancesco on Jun 1, 1997, as amended on November 3, 1998, and amended again on November 16, 1999. Mrs. DiFrancesco's agreement is identical in terms to that of Mr. DiFrancesco, except that she is employed as Vice President and Secretary, and her initial annual salary was $60,000. Her salary also is subject to a 20% annual increase. Mrs. DiFrancesco also may be paid an annual bonus of 3.5% to 10% of her annual salary, based on performance over projections and subject to approval by the board of directors. If Mrs. DiFrancesco is removed as Vice President or Secretary, or her duties diminished without her consent, or if we do not renew the agreement and she does not consent to such nonrenewal, then Mrs. DiFrancesco is entitled to receive an amount equal to the full 7 year's salary, if the termination or nonrenewal is without justification, or an amount equal to 50% of the full 7 years' salary payable in four annual installments. As amended on November 19, 1999, the agreement provides for Mrs. DiFrancesco to receive with her husband the "Founders" royalty referenced above. As of December 31, 2001, the Company owed Mrs. DiFrancesco $171,400 in accrued and unpaid salaries.

     We also lease two automobiles for use by Joey and Bernadette DiFrancesco. Each lease was recently renewed for a three-year term. One lease is for $300 per month, and the other is for $833 per month.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of April 15, 2002, the beneficial ownership of the Company's Common Stock (i) by the only persons who are known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) by each director of the Company; and (iii) by all directors and officers as a group. Percentage ownership is based on 317,331,806 shares of Common Stock issued and outstanding as of April 15, 2002 a ten-for-one forward split of the Company's Common Stock effective January 1, 2001.


Name and Address
of Beneficial Owner                     Number of Shares        Percent of Class
-------------------------------        ----------------        ----------------

Joseph & Bernadette DiFrancesco(1)
2221 Springs Landing Blvd.
Longwood, FL 32779                        42,000,000                13.23%

Stephen Chrystie (2)
270 N. Cannon Drive
Beverly Hills, CA 90210                      576,680                  *

Thomas Hotopp
 2531 Symphony Lane
Dayton, OH 45449                           1,237,280                  *

Anthony E. Arcari
1 Strawberry Lane
N. Reading, MA 01864                       1,731,408                  *

Norman Weinstock
43 Crest Road
Framingham, MA 01702                       1,570,360                 *

Donald L. Hacker
11673 Ramsdell Ct.
San Diego, CA 92131                        3,800,000                1.19%

Royce Rumsey
264 Cajon
Laguna Beach, CA 92651                     2,700,000                 *

All executive officers and
directors as a group (1), (2)             53,615,728                16.9%


*    Less than 1%

1. Includes 12,650,520 shares owned by Mr. and Mrs. DiFrancesco as joint tenants, and 30,000,000 shares held by the Bernadette DiFrancesco Trust of which Joseph and Bernadette DiFrancesco are co-trustees.

2. The numbers set forth above include warrants to purchase up to 2,500,000 shares of the Company's Common Stock issued to each of Mr. DiFrancesco, Mrs. DiFrancesco and Mr. Chrystie. The warrants were issued April 5, 2000 and expire April 5, 2003 and are exercisable at any time prior to expiration at an exercise price of $.044 per share.

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

Item 12.  Certain Relationships and Related Transactions.

     Raven Moon, Inc. owed the company $266,232 as of December 31, 2000, which was repaid during 2001. Currently Raven Moon, Inc. does not owe Raven Moon International, Inc. any debt and subsequently there are no royalties or debts owed to Raven Moon, Inc. by Raven Moon International, Inc. In addition, Raven Moon, Inc. does not own any common or preferred shares whatsoever in Raven Moon International, Inc.

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

     On April 11, 2000, we entered into an agreement with Joseph and Bernadette DiFrancesco whereby we acquired a one-year option to the rights to the "Gina D Kid's Club" program, certain cartoon characters featured in the program, and the music publishing rights to songs written for and used in the program, in exchange for 30,000,000 shares of our common stock. We agreed to register the shares in our planned public offering. The agreement provides for the grant of the rights for one year. During this one-year period, we must provide the funding necessary to produce a minimum of 10 half-hour episodes of the program and two home video products. In addition to getting the television program on the air, we must place the home video product on the market through retail stores, the Home Shopping Network or Christian television outlets, bookstores and schools. If we comply with the foregoing requirements, we will have all rights, including licensing and merchandising to the program and videos for the one-year term and an additional 20-year period. All rights will revert back to Mr. and Mrs. DiFrancesco after the 20-year period.

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

     We also owe Mr. and Mrs. DiFrancesco approximately $ 685,480 in unpaid salaries as of December 31, 2001.

     We owe TV Toys, Inc. $ 45,602 including accrued interest as of December 31, 2001.

     We owe John Pierce, as Trustee, approximately $ 264,225 plus accrued interest of $ 78,717 as of December 31, 2001. The debt is evidenced by 5 separate promissory notes, each of which bears interest at the rate of 10% per annum and each of which is due December 7, 2001. The principal amounts of the notes are $78,717, $22,500, $20,000, $40,000, $45,602 and $150,193 . Mr. Pierce
is a former director of the company and is a current shareholder. The notes are unsecured.

     Mr. DiFrancesco and his wife own all the copyrights and trademarks to "Gina D's Kids Club" which are optioned to the Company through April 1, 2003.

     Effective January 1, 2001, we entered into a Talent Agreement with Gina Mouery, the hostess for the "Gina D's Kids Club show. Ms. Mouery is the daughter of Joseph and Bernadette DiFrancesco. Under the terms of the agreement, Ms. Mouery granted us an exclusive, worldwide license to use her name, the registered name "Gina D", her likeness and performance for the "Gina D's Kids Club" program. The term of the license is ten years. We are obligated to pay Ms. Mouery a monthly advance of $2,000 against one percent of any and all gross revenues from the show we receive from any source and any media throughout the world during the term of the license and for ten years following the term of the license. We agreed to either reimburse her or pay her $635 a month for a leased car during the first two years of the agreement. We also granted Ms. Mouery options to purchase up to 10,000,000 shares of our common stock at an exercise price of $.02 per share. Of these options 7,000,000 were vested and exercised in January 2001. Of the remaining options, 2,000,000 will vest and be exercisable as of January 1, 2002, and 250,000 will vest and be exercisable on January 1 for each of the calendar years 2003 through and including 2006. We agreed to register the shares issuable upon exercise of the option, either through a registration on Form S-8 or through some other form of registration permitted under applicable securities laws. In January 2002,this agreement was amended and additional 2,000,000 options were issued to Ms. Mouery.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits See Index to Exhibits for a list of those exhibits filed as part of this report.

(b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended December 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON INTERNATIONAL, INC.
(Registrant)


By:  /s/  Joseph DiFrancesco                          Date:  April 15, 2002
    ----------------------------------------
          Joseph DiFrancesco, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title


By:  /s/  Joseph DiFrancesco                          Date:  April 15, 2002
   ---------------------------------------
          Joseph DiFrancesco
          President and Director
          (Principal Executive Officer and
          Principal Financial Officer)


By:  /s/  Bernadette DiFrancesco                      Date:  April 15, 2002
   ---------------------------------------
          Bernadette DiFrancesco
          Vice President, Secretary,
          and Director


By:  /s/  Anthony E. Arcari                           Date:  April 15, 2002
   --------------------------------------
          Anthony E. Arcari
          Director


By:  /s/  Stephen Chrystie                            Date:  April 15, 2002
   --------------------------------------
          Stephen Chrystie
          Director


By:  /s/  Thomas L. Hotopp                            Date:  April 15, 2002
   --------------------------------------
          Thomas L. Hotopp
          Director


By:  /s/  Norman Weinstock                            Date:  April 15, 2002
   --------------------------------------
          Norman Weinstock
          Director



                                                INDEX TO EXHIBITS

        -------------------- ----------------------------------------- -----------------------------------------

        EXHIBIT              DESCRIPTION                               LOCATION
        -------------------- ----------------------------------------- -----------------------------------------
        3.1                  Articles of Incorporation of              Incorporated by reference from Exhibit
                             YBOR CITY SHUTTLE SERVICE, INC., as       3(i) to the Company's Registration
                             filed with theS Florida Department of     Statement on Form 10-SB filed with the
                             State on January 7, 1998, effective       SEC on August 3, 1998
                             January 8, 1998
        -------------------- ----------------------------------------- -----------------------------------------
        3.2                  Bylaws of YBOR CITY SHUTTLE SERVICE,      Incorporated by reference from Exhibit
                             INC.                                      3(ii) to the Company's Registration
                                                                       Statement on Form 10-SB filed with the
                                                                       SEC on August 3, 1998
        -------------------- ----------------------------------------- -----------------------------------------
        3.3                  Plan of Merger dated October 21, 1998,    Incorporated by reference from the
                             and Articles of Merger by and among       Company Report on Form 10-QSB filed
                             Raven Moon  Entertainment,  Inc., Ybor    with the SEC on November 19, 2001
                             City Shuttle Service,  Inc. and
                             International  Resorts and
                             Entertainment  Group, Inc. dated
                             December 18, 1998 filed with the
                             Florida Department of State on December
                             31, 1998
        -------------------- ----------------------------------------- -----------------------------------------
        3.4                  Amendment to the Articles of              Incorporated by reference from the
                             Incorporation of Raven Moon               Company Report on Form 8-K filed with
                             International, Inc. filed with the        the SEC on March 30, 1999
                             Florida Department of State on June 30,
                             1999
        -------------------- ----------------------------------------- -----------------------------------------
        3.5                  Amendment to the Articles of              Incorporated by reference from Exhibit
                             Incorporation of Raven Moon               A to the Company's Information
                             International, Inc. filed with the        Statement on Schedule 14-C filed with
                             Florida Department of State on December   the SEC on November 30, 2001.
                             4, 2000, effective January 1, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        3.6                  Amendment to the Articles of              Incorporated by reference from Exhibit
                             Incorporation of Raven Moon               A to the Company's Information
                             International, Inc. filed with the        Statement on Schedule 14-C filed with
                             Florida Department of State on March 9,   the SEC on March 6, 2001.
                             2001, effective March 25, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        3.7                  Amendment to the Articles of              Incorporated by reference from Exhibit
                             Incorporation of Raven Moon               A to the Company's Information
                             International, Inc. filed with the        Statement on Schedule 14-C filed with
                             Florida Department of State on May 24,    the SEC on May 2, 2001.
                             2001, effective May 25, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        3.8                  Amendment to the Articles of              Incorporated by reference from Exhibit
                             Incorporation of Raven Moon               A to the Company's Information
                             International, Inc. filed with the        Statement on Schedule 14-C filed with
                             Florida Department of State on August     the SEC on August 6, 2001.
                             7, 2001, effective September 1, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        3.9                  Articles of Correction to the Articles    Incorporated by reference from the
                             of Incorporation of Raven Moon            Company Report on Form 10-QSB filed
                             International, Inc. filed with the        with the SEC on November 19, 2001
                             Florida Department of State on August
                             21, 2001.
        -------------------- ----------------------------------------- -----------------------------------------
        4.1                  Specimen copy of stock certificate for    Incorporated by reference from Exhibit
                             Common Stock of YBOR CITY SHUTTLE         99 to the Company's Registration
                             SERVICE, INC.                             Statement on Form 10-SB filed with the
                                                                       SEC on August 3, 1998
        -------------------- ----------------------------------------- -----------------------------------------

                                                         22


                                               INDEX TO EXHIBITS


        -------------------- ----------------------------------------- -----------------------------------------
        10.1                 2001 Raven Moon Entertainment Stock       Incorporated by reference from the
                             Option Plan                               Company Report on Form 10-QSB filed
                                                                       with the SEC on November 19, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        10.2                 Agreement between The KnightLights        Incorporated by reference from the
                             Foundation, Inc. and the Company dated    Company Report on Form 10-QSB filed
                             July 11, 2001, including Addendum dated with the
                             SEC on November 19, 2001 October 11, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        10.3                 Consulting Agreement between Management   Incorporated by reference from the
                             Solutios International, Inc. and the      Company Report on Form 10-QSB filed
                             Company dated September 17, 2001          with the SEC on November 19, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        10.4                 Promotion Agreement between Big Apple     Incorporated by reference from the
                             Consulting U.S.A., Inc. and the Company   Company Report on Form 10-QSB filed
                             dated September 17, 2001                  with the SEC on November 19, 2001
        -------------------- ----------------------------------------- -----------------------------------------
        10.5                 Raven Moon International, Inc. License    Incorporated by reference from the
                             Agreement dated September 26, 2001        Company Report on Form 10-QSB filed
                             between the Company and Raven Moon Home   with the SEC on November 19, 2001
                             Video Products, LLC
        -------------------- ----------------------------------------- -----------------------------------------
        10.6                 Talent Agreement between the Company      Incorporated by reference from the
                             and Gina Mouery, dated January 1, 2001.   Company's registration statement on
                                                                       Form S-8 filed with the SEC on March
                                                                       21, 2002
        -------------------- ----------------------------------------- -----------------------------------------
        10.7                 Option Agreement between the Company      Incorporated by reference from the
                             and Gina Mouery, dated January 1, 2001.   Company's registration statement on
                                                                       Form S-8 filed with the SEC on March
                                                                       21, 2002
        -------------------- ----------------------------------------- -----------------------------------------
        10.8                 Limited Duration License Agreement        Attached herewith
                             dated January 1, 2002 between the
                             Company and Beyond The Kingdom, Inc.
                             and Raven Moon Home Video Products, LLC
        -------------------- ----------------------------------------- -----------------------------------------
        10.9                 Consulting Agreement between the          Incorporated by reference from the
                             Company and Donald Hacker.                Company's registration statement on
                                                                       Form S-8 filed with the SEC on March
                                                                       19, 2002
        -------------------- ----------------------------------------- -----------------------------------------
        10.10                Consulting Agreement between the          Incorporated by reference from the
                             Company and Royce Rumsey.                 Company's registration statement on
                                                                       Form S-8 filed with the SEC on March
                                                                       19, 2002
        -------------------- ----------------------------------------- -----------------------------------------
        10.11                Production Agreement between the          Attached herewith
                             Company and MG Studios, Inc., dated
                             March 1, 2002.
        -------------------- ----------------------------------------- -----------------------------------------

                                       23
