Form 10QSB
period 2002-03-31
RAVEN MOON INTERNATIONAL INC
filed 2002-05-15
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                Quarterly Report

                     Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934 For
                           the Quarterly Period Ended
                                 March 31, 2002

                         RAVEN MOON ENTERTAINMENT, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)

           Florida                       000-24727               59-3485779
 ------------------------------    ----------------------     -----------------
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

                         RAVEN MOON INTERNATIONAL, INC.
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last report.)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [X]   NO [  ]

     As of April 30, 2002, the Registrant has outstanding 317,331,806 shares of Common Stock.

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



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.




                                   RAVEN MOON ENTERTAINMENT, INC.
                              (Formerly Raven Moon International, Inc.)
                                     Consolidated Balance Sheets



                                               ASSETS


                                                                           March 31,      March 31,
                                                                              2002          2001
                                                                          -----------    -----------
Cash and cash equivalents                                                 $     3,547    $    11,442
Receivable from affiliated company                                             26,663        389,615
Receivable from related party                                                  35,000           --
Office equipment, net of $5,769 and $4,011 of accumulated
       depreciation                                                             1,131          2,889
Master production costs                                                          --           50,754
Royalty rights                                                                   --           50,000
Production rights                                                                --            3,000
Organization costs, net of $15,047 and $11,139 of accumulated
       amortization                                                             4,491          8,399
Intellectual property                                                         200,000           --
Advance on future royalties  related party                                     28,000           --
                                                                          -----------    -----------
                                                                          $   298,832    $   516,099
                                                                          ===========    ===========


                           LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY



Accrued salaries and wages payable to officers                            $   791,752    $   373,200
Accrued interest payable to officers and related parties                       85,100         59,931
Notes payable officers and third parties                                      250,820        387,984
Loans from shareholders                                                        62,000         62,000
Advance from Class B Members of LLC                                           217,599           --
Debentures payable                                                             30,000         30,000
                                                                          -----------    -----------
              Total liabilities                                             1,437,271        913,115

COMMITMENTS AND CONTINGENCIES (see note 3)

DEFICIT IN STOCKHOLDERS' EQUITY
      Preferred stock, $.0001 par value, authorized 400,000,000 shares;
         issued and outstanding 6,024,755 in 2002
         and 32,005,460 in 2001                                                   602          3,201
      Common stock, $.0001 par value, authorized 400,000,000 shares;
         issued and outstanding 317,331,806  in 2002
         and  163,908,949 in 2001                                              31,733         16,391
      Additional paid-in capital                                            8,105,632      5,452,245
      Accumulated deficit                                                  (9,276,406)    (5,868,853)
                                                                          -----------    -----------
              Total deficit in stockholders' equity                        (1,138,439)      (397,016)
                                                                          -----------    -----------

                                                                          $   298,832    $   516,099
                                                                          ===========    ===========


See accompanying notes.



                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2002 and 2001



                                                         Three Months ended
                                                     March 31,       March 31,
                                                       2002            2001
                                                    -----------     -----------
REVENUES:
          Sales                                     $    12,814     $      --

COSTS AND EXPENSES:
          Consulting fees                               134,915         297,081
          Production expense                             23,594       1,161,749
          Depreciation                                      440             440
          Interest                                        6,383          12,779
          General and administrative expense            202,741         755,491
                                                    -----------     -----------
             Total costs and expenses                   368,073       2,227,540
                                                    -----------     -----------

Net loss                                            $  (355,259)    $(2,227,540)
                                                    ===========     ===========

Net loss per share                                  $   (0.0012)    $   (0.0207)
                                                    ===========     ===========


See accompanying notes.



                                       RAVEN MOON ENTERTAINMENT, INC.
                                  (Formerly Raven Moon International, Inc.)
                         CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                             For the three months ended March 31, 2002 and 2001



                                                     Preferred Stock                   Common Stock
                                             ------------------------------    -----------------------------
                                                 Shares           Amount           Shares         Amount
                                             -------------    -------------    -------------   -------------
Balance December 31, 2000                       21,125,730    $       2,113       99,962,420   $       9,996

        Preferred shares issued for
           expenses                              7,940,500              794             --              --
        Preferred shares issued for
           beneficial conversion feature         2,273,320              227             --              --
        Preferred shares issued for
           payment of loan                       6,449,500              645             --              --
        Conversion of preferred stock to
           common stock                         (5,783,590)            (578)       5,783,590             578
        Common stock option granted
           to related party                           --               --               --              --
        Exercise of options                           --               --          7,000,000             700
        Shares issued for conversion of
           debentures                                 --               --         36,464,264           3,647
        Shares issued for loan payment                --               --             90,000               9
        Shares issued for expenses                    --               --         14,608,675           1,461
        Net loss for the period                       --               --               --              --
                                             -------------    -------------    -------------   -------------
Balance March 31, 2001                          32,005,460    $       3,201      163,908,949   $      16,391
                                             =============    =============    =============   =============


Balance December 31, 2001                        6,024,755    $         602      302,472,722   $      30,247

        Shares issued for cash                        --               --            250,000              25
        Shares issued for accrued expenses            --               --          6,500,000             650
        Shares issued for expenses                    --               --          6,106,084             611
        Exercise of warrants                          --               --              3,000            --
        Exercise of options                           --               --          2,000,000             200
        Net loss for the period                       --               --               --              --
                                             -------------    -------------    -------------   -------------
Balance March 31, 2002                           6,024,755    $         602      317,331,806   $      31,733
                                             =============    =============    =============   =============


See accompanying notes.






                               RAVEN MOON ENTERTAINMENT, INC.
                          (Formerly Raven Moon International, Inc.)
                 CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                     For the three months ended March 31, 2002 and 2001
                                        (Continued)


                                              Additional
                                                paid-in       Accumulated
                                                capital         deficit           Total
                                             -------------   -------------    -------------
Balance December 31, 2000                    $   2,455,814   $  (3,641,313)   $  (1,173,390)

        Preferred shares issued for
           expenses                                237,206            --            238,000
        Preferred shares issued for
           beneficial conversion feature              --              --                227
        Preferred shares issued for
           payment of loan                          86,515            --             87,160
        Conversion of preferred stock to
           common stock                               --              --               --
        Common stock option granted
           to related party                         70,700            --             70,700
        Exercise of options                        139,300            --            140,000
        Shares issued for conversion of
           debentures                              767,573            --            771,220
        Shares issued for loan payment              14,991            --             15,000
        Shares issued for expenses               1,680,146            --          1,681,607
        Net loss for the period                       --        (2,227,540)      (2,227,540)
                                             -------------   -------------    -------------
Balance March 31, 2001                       $   5,452,245   $  (5,868,853)   $    (397,016)
                                             =============   =============    =============


Balance December 31, 2001                    $   7,597,865   $  (8,921,147)   $  (1,292,433)

        Shares issued for cash                       4,975            --              5,000
        Shares issued for accrued expenses         294,350            --            295,000
        Shares issued for expenses                 168,527            --            169,138
        Exercise of warrants                           115            --                115
        Exercise of options                         39,800            --             40,000
        Net loss for the period                       --          (355,259)        (355,259)
                                             -------------   -------------    -------------
Balance March 31, 2002                       $   8,105,632   $  (9,276,406)   $  (1,138,439)
                                             =============   =============    =============


See accompanying notes.

                                         F-3{Con't)




                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the the three months ended March 31, 2002 and 2001



                                                                                          Three months ended
                                                                                       March 31,      March 31,
                                                                                         2002           2001
                                                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                     $  (355,259)   $(2,227,540)
         Adjustments to reconcile net loss to net cash used
                 by operating activities:
                       Decrease in advances                                                  --           20,000
                       (Increase) in receivables from affiliated company                  (22,440)      (123,383)
                       (Increase) in receivables from related party                       (35,000)          --
                       Depreciation and amortization                                        1,417          1,417
                       (Increase) in advance royalty payments to related party             (8,000)          --
                       Decrease in accounts payable to third parties                         --          (33,962)
                       Decrease in accrued interest on debentures                            --          (20,119)
                       Increase in accrued wages and salaries to officers                 106,272         42,000
                       Increase in accrued interest to officers and related parties         6,382         12,761
                       Common stock options granted for expenses                             --           70,700
                       Shares issued for expenses                                         169,138      1,919,607
                                                                                      -----------    -----------
                                      Net cash used by operations                        (137,490)      (338,519)

CASH FLOWS FROM FINANCING ACTIVITIES
         Advances from sales of Class B Membership Units                                  112,999           --
         Proceeds from sale of stock for cash                                               5,000           --
         Proceeds from exercise of warrants                                                   115           --
         Proceeds from exercise of options                                                 40,000        140,000
         Proceeds from conversion of debentures                                              --          235,241
         Notes payable  officers                                                          (13,474)          --
         Notes payable  shareholders                                                      (20,000)       (25,000)
                                                                                      -----------    -----------
                                       Net cash provided by financing activities          124,640        350,241

         Net (decrease) increase in cash                                                  (12,850)        11,722

         Cash at beginning of period                                                       16,397           (280)
                                                                                      -----------    -----------
         Cash at end of period                                                        $     3,547    $    11,442
                                                                                      ===========    ===========


See accompanying notes.

                                                       F-4

                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001



                                                         Three months ended
                                                       March 31,      March 31,
                                                         2002           2001
                                                       --------       --------

                          NONCASH FINANCING ACTIVITIES

        Preferred shares issued for
                  beneficial conversion feature        $   --         $    227
                                                       ========       ========
         Preferred shares issued for
                  payment of loan                      $   --         $ 87,160
                                                       ========       ========
         Common shares issued for loan payment         $   --         $ 15,000
                                                       ========       ========
         Common  shares issued for conversion of
                 indebtedness                          $   --         $771,220
                                                       ========       ========
         Common shares issued for accrued expenses     $295,000       $   --
                                                       ========       ========


See accompanying notes

                          RAVEN MOON ENTERTAINMENT, INC
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 306,988,692 and 200,629,225 for the three month periods ended March 31, 2002 and 2001, respectively. There were no outstanding common stock equivalents during the fiscal period.


Note 2 -  BUSINESS AND OPERATIONS

The Company is currently working to establish the following lines of business:

                           Home Video and Television Productions
                           Internet Retail Sales
                           Music CDs

These financial statements are prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, it does not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize assets and liquidate its liabilities, contingent obligations and commitments in other than the normal course of business and the amounts which may be different from those shown in these financial statements. The ability to continue as a going concern is dependent on its ability to:

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

                          RAVEN MOON ENTERTAINMENT, INC
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001


Note 3 - COMMITMENTS AND CONTINGENCIES

               a) Under an arrangement approved by the board of directors, the Company is obligated to pay the Chief Executive Officer and his spouse, (Vice - president/Secretary) a 10% royalty on all gross revenue.

               b) The Company has entered into an employment contract with the officers. Under the terms of the agreement, the Company is obligated to make the following annual payments through November 15, 2005.

                                        2002     $425,000
                                        2003     $510,000
                                        2004     $612,000
                                        2005     $627,000

               c) The Company has entered into various month to month verbal agreements with unrelated third parties to provide production, marketing and administrative services. Payments are made based on invoices rendered for specific services provided.

               d) The Company entered into a consulting agreement with Management Solutions international, Inc. (MSI) to provide product sales, services and raise investment capital. The Company will compensate MSI as follows through September 2002:

                              1) Commissions of 12% of wholesale products sales.

                              2)        Commissions of 24% of retail product
                                        sales.

                              3)        Commissions of 10% for any capital
                                        raised from Accredited Investors.

Note 4 - SUBSEQUENT EVENTS

On May 8, 2002 the Company entered into a letter of intent with Families First Charitable Foundation (the Foundation), whereby the Foundation would purchase 40,000,000 shares of common stock at $.10 per share, subject to a forty-five
(45) day period for the Foundation to conduct due diligence. In addition, subject to the completion of due diligence, the Foundation will provide $250,000 of additional financing.

                          RAVEN MOON ENTERTAINMENT, INC
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 and 2001


On May 8, 2002 the Company entered into a two year consulting agreement with Farrell Gordon. Mr. Gordon agrees to generate at least twenty-four (24) contacts per year, if not Mr. Gordon owes $5,000 to the Company for each contact which has not been generated. Mr. Gordon is to receive ten (10) % of the gross revenues generated by his contacts. Mr. Gordon received an option to purchase 12,500,000 at $.02 per share upon signing of this agreement. 7,500,000 of the shares will be free trading shares and 5,000,000 shares will be restricted. The options can be exercised subject to the terms and conditions of the consulting agreement.

On May 8, 2002 the Company entered into a one year agreement with Mark Neuhaus, for a non-exclusive license to use the Company's trademarks on his race car, equipment and clothing. Upon execution of this agreement the Company has agreed to grant a non-qualified stock option with a dollar value of $1,080,000. The exercise price is either 70% of the low price for the five days immediately preceding the date of exercise or not less than $.04 per share. $180,000 of options shall immediately vest following execution of this agreement, thereafter, $180,000 in options shall vest on the first day of each of the five consecutive successive months thereafter beginning June 1, 2002. Any options that remains unexercised at termination of this agreement will expire.

Item 2.  Management's Discussion of Financial Condition and Results of
         Operations.

The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

Revenues - The Company's consolidated net revenues for the three months ended March 31, 2002 (2002 Quarter) increased to $12,814 from none for the three months March 31, 2001 (2001 Quarter). The increase in revenue is due to increased sales.

Cost of Revenues - Decreased to $368,073 for the 2002 Quarter as compared to $2,227,540 for the 2001 Quarter. This decrease generally reflects the decrease in the production expenses.

Consulting Fees - Expenses decreased to $134,915 for the 2002 Quarter as compared to $297,081 for the 2001 Quarter.

Salaries & Benefits - Expenses increased to $106,272 for the 2002 Quarter as compared to $42,00 for the 2001 Quarter. This increase was primarily due to accrued wages and salaries to officers and related parties.

Depreciation and Amortization - Expenses remained constant at $1,417 for the 2002 Quarter as compared to $1,417 for the 2001 Quarter.

Net Loss - decreased to $355,259 or $0.0012 per share for the 2002 Quarter as compared to a net loss of $2,227,540 or $.0207 per share during the 2001 Quarter. The favorable decrease in net loss can be attributable to the increase in sales and from the reduction in production expenses.

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

     In order to do this, the Company established a wholly owned subsidiary company called: Raven Moon Home Video Products, LLC ("Video LLC"). The Video LLC filed its Articles of Organization with the Florida Department of State on September 26, 2001. The Company granted the Video LLC a limited, ten-year license to produce and market a video version of the "Gina D's Kids Club" program. Video LLC will bear all costs associated with the production,distribution and sale of video products and will pay to the Company all net profits after costs. The Video LLC has two classes of members. The Company is the sole Class A member and serves as the managing member. Only Class A member interests have voting rights in the LLC. Investors in the LLC will acquire Class B member interests, which are non-voting. The Class B members will be entitled to receive all distributions from the gross profits of Video LLC until such holders have received an amount equal to their initial investment. Thereafter, the Class B holders will receive 15% of all gross profits derived from the sale of any products produced by Video LLC. The Video LLC is attempting to raise up to $4,300,000.

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

     In addition, we intend to produce two versions of a new home video exercise product for Christian women called "Praise-n-Shine". One version will be a multi-cultural Gospel version and the second will be a Latino version. The Company intends to enter into a ten-year license agreement with Beyond the Kingdom, Inc., to acquire the rights to this product.

     We have also entered into a Marketing Agreement with Management Solutions International, Inc. and received a purchase order from Clean World Productions for 50,000 "Gina D's Kid's Club" videos. We will be paid as Clean World Productions sells these videos to non-profit organizations, such as churches, hospitals and schools.

     On September 17, 2001, we entered into a public relations agreement with Big Apple Consulting. The term of the agreement was six months and we renewed the agreement for an additional one year period in March 2002.

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

     In 2001, we raised approximately $104,000 in a LLC private offering. We also require funds for working capital of $1,000,000 and $1,000,000 for administration and marketing costs.

     We plan to use the capital from the LLC offering to build a library of up to 13 half-hour television episodes and home video products. In addition, the funds will be used to create Internet websites to market tied-in branded products and to create music CD's, for distribution in the United States and abroad.

     With these resources in place and with anticipated market penetration and acceptance of the company's TV characters, we will be in a position to attempt to exploit this fast growing and profitable segment of the market (i.e., entertainment items for 2 year olds to 5 year olds).

     In addition to the secular version, we will have a separate version of the "Gina D's Kid's Club" show containing "a message from God," specifically targeted to the Christian audience, as many of the values expressed in the program overlap with traditional Christian values. We estimate this market to be significant, based on sales of home videos and related products of other Christian video series, such as the "Veggie Tales" series, which sold approximately 20,000,000 retail copies at approximately $15 each.

     We expect to meet our additional personnel needs through the hiring of independent contractors. The source of independent contractors is readily available in Central Florida from many different sources including the talent pool of professionals who have worked with companies such as Disney/MGM, Universal Studios and Nickelodeon. Recently the Company signed a 36 month financing agreement with MG Studios to produce 12 new episodes of Gina D's Kids Club" within 36 months of the signing date. Under the terms of the agreement, MG Studios will provide to us all inclusive pre-production, production and post-production facilities work and services for a price of $135,700.00 per episode, totaling $1,628,400.00 for all twelve episodes to be produced pursuant to this agreement. We will have the exclusive right to review and oversee all work on each episode at all times during the term of the agreement. We will also be the sole owner of any work, copyrights or trademarks created under this agreement. We will also retain all property rights to the virtual set previously produced for uses related to Gina D's Kids Club. We plan to use the Gina D's Kids Club virtual set to create new works, derivative works and compilations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     The Company issued shares of common stock as compensation for professional services rendered by the following individuals, whose services to the Company are valued as indicated:

            Name                         # Shares        Value of Consideration

            J. Bennett Grocock          10,000,000              $250,000
            Gina Mouery                  8,500,000              $225,000
            Farrell Gordon               7,500,000              $300,000
            Mark Neuhaus                 6,000,000              $180,000
            Donald L. Hacker             3,800,000              $152,000
            Royce Rumsey                 2,700,000              $108,000
            David Popper                   320,000              $ 10,000

Other than those shares issued to J. Bennett Grocock, Gina Mouery, Farrell Gordon, Mark Neuhaus, Donald L. Hacker, Royce Rumsey and David Popper which were registered pursuant to an S-8 Registration Statements, all securities for services rendered were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder. No underwriters were used, and the Company paid no commissions or fees in connection with the issuance of these securities.


Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. See Index to Exhibits for a list of those exhibits filed as part of this report.

     (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarter ended March 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            RAVEN MOON INTERNATIONAL, INC.

Dated: May 14, 2002                         By:  /s/  Joseph DiFrancesco
                                               --------------------------------
                                                      Joseph DiFrancesco
                                                      President



                                                  INDEX TO EXHIBITS

   ------------------ ------------------------------------------------ ---------------------------------------------

   EXHIBIT            DESCRIPTION                                      LOCATION
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.1                Articles of Incorporation of                     Incorporated by reference from Exhibit 3(i)
                      YBOR CITY SHUTTLE SERVICE, INC., as filed with   to the Company's Registration Statement on
                      theS Florida Department of State on January 7,   Form 10-SB filed with the SEC on August 3,
                      1998 effective January 8,  1998                  1998

   ------------------ ------------------------------------------------ ---------------------------------------------
   3.2                Bylaws of YBOR CITY SHUTTLE SERVICE, INC.        Incorporated by reference from Exhibit
                                                                       3(ii) to the Company's Registration
                                                                       Statement on Form 10-SB filed with the SEC
                                                                       on August 3, 1998
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.3                Plan of Merger dated October 21, 1998, and       Incorporated by reference from the Company
                      Articles of Merger by and among Raven Moon       Report on Form 10-QSB filed with the SEC on
                      Entertainment,  Inc., Ybor City Shuttle          November 19, 2001
                      Service,  Inc. and International  Resorts and
                      Entertainment  Group, Inc. dated December 18,
                      1998 filed with the Florida Department of
                      State on December 31, 1998
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.4                Amendment to the Articles of Incorporation of    Incorporated by reference from the Company
                      Raven Moon International, Inc. filed with the    Report on Form 8-K filed with the SEC on
                      Florida Department of State on June 30, 1999     March 30, 1999
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.5                Amendment to the Articles of Incorporation of    Incorporated by reference from Exhibit A to
                      Raven Moon International, Inc. filed with the    the Company's Information Statement on
                      Florida Department of State on December 4,       Schedule 14-C filed with the SEC on
                      2000, effective January 1, 2001                  November 30, 2001.
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.6                Amendment to the Articles of Incorporation of    Incorporated by reference from Exhibit A to
                      Raven Moon International, Inc. filed with the    the Company's Information Statement on
                      Florida Department of State on March 9, 2001,    Schedule 14-C filed with the SEC on March
                      effective March 25, 2001                         6, 2001.
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.7                Amendment to the Articles of Incorporation of    Incorporated by reference from Exhibit A to
                      Raven Moon International, Inc. filed with the    the Company's Information Statement on
                      Florida Department of State on May 24, 2001,     Schedule 14-C filed with the SEC on May 2,
                      effective May 25, 2001                           2001.
   ------------------ ------------------------------------------------ ---------------------------------------------

                                                         7



   ------------------ ------------------------------------------------ ---------------------------------------------

   EXHIBIT            DESCRIPTION                                      LOCATION
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.8                Amendment to the Articles of Incorporation of    Incorporated by reference from Exhibit A to
                      Raven Moon International, Inc. filed with the    the Company's Information Statement on
                      Florida Department of State on August 7, 2001,   Schedule 14-C filed with the SEC on August
                      effective September 1, 2001                      6, 2001.
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.9                Articles of Correction to the Articles of        Incorporated by reference from the Company
                      Incorporation of Raven Moon International,       Report on Form 10-QSB filed with the SEC on
                      Inc. filed with the Florida Department of        November 19, 2001
                      State on August 21, 2001.
   ------------------ ------------------------------------------------ ---------------------------------------------
   4.1                Specimen copy of stock certificate for Common    Incorporated by reference from Exhibit 99
                      Stock of YBOR CITY SHUTTLE SERVICE, INC.         to the Company's Registration Statement on
                                                                       Form 10-SB filed with the SEC on August 3,
                                                                       1998
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.1               2001 Raven Moon Entertainment Stock Option Plan  Incorporated by reference from the Company
                                                                       Report on Form 10-QSB filed with the SEC on
                                                                       November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.2               Agreement between The KnightLights Foundation,   Incorporated by reference from the Company
                      Inc. and the Company dated July 11, 2001,        Report on Form 10-QSB filed with the SEC on
                      including Addendum dated October 11, 2001        November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.3               Consulting Agreement between Management          Incorporated by reference from the Company
                      Solutios International, Inc. and the Company     Report on Form 10-QSB filed with the SEC on
                      dated September 17, 2001                         November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.4               Promotion Agreement between Big Apple            Incorporated by reference from the Company
                      Consulting U.S.A., Inc. and the Company dated    Report on Form 10-QSB filed with the SEC on
                      September 17, 2001                               November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.5               Raven Moon International, Inc. License           Incorporated by reference from the Company
                      Agreement dated September 26, 2001 between the   Report on Form 10-QSB filed with the SEC on
                      Company and Raven Moon Home Video Products, LLC  November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.6               Talent Agreement between the Company and Gina    Incorporated by reference from the
                      Mouery, dated January 1, 2001.                   Company's registration statement on Form
                                                                       S-8 filed with the SEC on March 21, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.7               Option Agreement between the Company and Gina    Incorporated by reference from the
                      Mouery, dated January 1, 2001.                   Company's registration statement on Form
                                                                       S-8 filed with the SEC on March 21, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------

                                                         8


   ------------------ ------------------------------------------------ ---------------------------------------------

   EXHIBIT            DESCRIPTION                                      LOCATION
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.8               Limited Duration License Agreement dated         Incorporated by reference from the
                      January 1, 2002 between the Company and Beyond   Company's Report on Form 10-KSB filed with
                      The Kingdom, Inc. and Raven Moon Home Video      the SEC on April 16, 2002
                      Products, LLC
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.9               Consulting Agreement between the Company and     Incorporated by reference from the
                      Donald Hacker.                                   Company's registration statement on Form
                                                                       S-8 filed with the SEC on March 19, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.10              Consulting Agreement between the Company and     Incorporated by reference from the
                      Royce Rumsey.                                    Company's registration statement on Form
                                                                       S-8 filed with the SEC on March 19, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.11              Production Agreement between the Company and     Incorporated by reference from the
                      MG Studios, Inc., dated March 1, 2002.           Company's Report on Form 10-KSB filed with
                                                                       the SEC on April 16, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------

                                                         9