Form 10QSB
period 2002-06-30
RAVEN MOON ENTERTAINMENT  INC
filed 2002-08-14
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                Quarterly Report

                     Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934 For
                           the Quarterly Period Ended
                                  June 30, 2002

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

                         RAVEN MOON INTERNATIONAL, INC.
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last report.)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [X]   NO [  ]

     As of June 30, 2002, the Registrant has outstanding [407,733,528] shares of Common Stock.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                        RAVEN MOON ENTERTAINMENT, INC.
                                   (Formerly Raven Moon International, Inc.)
                                          Consolidated Balance Sheets



                                                     ASSETS


                                                                                   June 30,        June 30,
                                                                                     2002            2001
                                                                                -------------    -------------
                                                                                 (Unaudited)      (Unaudited)


Cash                                                                            $      47,690    $       5,709
Receivable from affiliated company                                                       --            309,615
Receivable - Neuhaus                                                                   40,000
Office equipment, net of $6,208 and $4,450 of accumulated
       depreciation                                                                       692            2,450
Master production costs                                                                  --             87,804
Royalty rights                                                                           --             50,000
Production rights                                                                        --              3,000
Organization costs, net of $16,024 and $12,116 of accumulated
       amortization                                                                     3,514            7,422
Intellectual property                                                                 200,000             --
Advance on future royalties  related party                                             34,000             --
                                                                                -------------    -------------
                                                                                $     325,896    $     466,000
                                                                                =============     =============


                                                  LIABILITIES


Accounts payable to third parties                                               $      10,133    $      75,000
Letter of intent - C & S                                                                 --             40,000
Accrued salaries and wages payable to officers                                        835,189          443,587
Accrued interest payable to officers and related parties                               69,970           65,871
Notes payable officers and third parties                                               82,500          373,984
Loans from shareholders                                                                64,000           62,000
Debentures payable                                                                     30,000          266,994
Advance from Class B Members of LLC                                                   383,400             --
                                                                                -------------    -------------
             Total liabilities                                                      1,475,192        1,327,436
                                                                                -------------    -------------

COMMITMENTS AND CONTINGENCIES (see note 3)

STOCKHOLDERS' EQUITY
            Preferred stock, $.0001 par value, authorized 800,000,000 shares;
             6,024,755 issued and outstanding  in 2002
             and 6,274,755 in 2001                                                        602              628
            Common stock, $.0001 par value, authorized 800,000,000 shares;
                                                                                  407,471,018    issued and outstanding in 2002
             and 200,733,528  in 2001                                                  40,747           20,073
            Additional paid-in capital                                              9,802,359        6,055,430
            Accumulated deficit                                                   (10,993,004)      (6,937,567)
                                                                                -------------    -------------

             Total deficit in stockholders' equity                                 (1,149,296)        (861,436)
                                                                                -------------    -------------

                                                                                $     325,896    $     466,000
                                                                                =============    =============


See accompanying notes




                                        RAVEN MOON ENTERTAINMENT, INC.
                                  (Formerly Raven Moon International, Inc.)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the six months and the three months ended June 30, 2002 and 2001



                                                          Six Months ended            Three Months ended
                                                       June 30,       June 30,       June 30,       June 30,
                                                        2002           2001           2002           2001
                                                     -----------    -----------    -----------    -----------
                                                     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)


REVENUES:
          Sales                                      $    20,812    $      --      $     7,998    $      --


COSTS AND EXPENSES:
          Consulting fees                                377,153        971,105        242,238        674,024
          Depreciation                                       879            879            439            439
          Interest                                        10,859         18,717          4,476          5,938
          Option rights to intellectual properties       389,400           --           389400           --
          Production expense                             321,225      1,197,584        297,631         35,834
          General and administrative expense             993,153      1,107,969        790,412        352,479
                                                     -----------    -----------    -----------    -----------
          Total costs and expenses                     2,092,669      3,296,254      1,724,596      1,068,714


Net loss                                             $(2,071,857)   $(3,296,254)   $(1,716,598)   $(1,068,714)
                                                     ===========    ===========    ===========    ===========


Net loss per share                                   $   (0.0063)   $   (0.0214)   $   (0.0049)   $   (0.0053)
                                                     ===========    ===========    ===========    ===========


See accompanying notes.





                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2002 and 2001
                                   (Unaudited)



                                           Preferred Stock                  Common Stock
                                    ----------------------------    ----------------------------
                                       Shares          Amount          Shares          Amount
                                    ------------    ------------    ------------    ------------
Balance December 31, 2000             21,125,730    $      2,113      99,962,420    $      9,996


   Preferred shares issued for
      expenses                         7,940,500             794            --              --
   Preferred shares issued for
      beneficial conversion            2,273,320             227            --              --
   Preferred shares issued for
      payment of loan                  6,449,500             645            --              --
   Conversion of preferred stock
      to common stock                (22,814,295)         (2,281)     22,814,295           2,281
   Common stock options granted
      to related party                      --              --              --              --
   Exercise of options                      --              --         7,000,000             700
   Shares issued for conversion
      of debentures                         --              --        31,993,888           3,199
   Shares issued for options
      rights to Gina D                      --              --        30,000,000           3,000
   Shares issued for expenses               --              --        15,322,425           1,533
   Shares issued for loan payment           --              --            90,000               9
   Canceled shares                    (8,700,000)           (870)     (6,449,500)           (645)
   Net loss for the period                  --              --              --              --
                                    ------------    ------------    ------------    ------------
Balance June 30, 2001                  6,274,755    $        628     200,733,528    $     20,073
                                    ============    ============    ============    ============


Balance December 31, 2001              6,024,755    $        602     302,472,722    $     30,247

   Shares issued for cash                   --              --           250,000              25
   Shares issued for accrued
      expenses                              --              --         6,500,000             650
   Shares issued for options
      rights to Gina D                      --              --        20,000,000           2,000
   Exercise of options                      --              --        13,500,000           1,350
   Exercise of warrants                     --              --        10,367,842           1,037
   Shares issued for expenses               --              --        54,380,454           5,438
   Net loss for the period                  --              --              --              --
                                    ------------    ------------    ------------    ------------
Balance June 30, 2002                  6,024,755    $        602     407,471,018    $     40,747
                                    ============    ============    ============    ============


See accompanying notes.

                                               F-3

                         RAVEN MOON ENTERTAINMENT, INC.
                    (Formerly Raven Moon International, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2002 and 2001
                                   (Unaudited)
                                   (Continued)


                                     Additional
                                      paid-in       Accumulated
                                      capital         deficit          Total
                                    ------------   ------------    ------------
Balance December 31, 2000           $  2,455,814   $ (3,641,313)   $ (1,173,390)


   Preferred shares issued for
      expenses                           237,206           --           238,000
   Preferred shares issued for
      beneficial conversion                 --             --               227
   Preferred shares issued for
      payment of loan                     86,515           --            87,160
   Conversion of preferred stock
      to common stock                       --             --              --
   Common stock options granted
      to related party                    70,700           --            70,700
   Exercise of options                   139,300           --           140,000
   Shares issued for conversion
      of debentures                      788,493           --           791,692
   Shares issued for options
      rights to Gina D                   582,000           --           585,000
   Shares issued for expenses          1,678,896           --         1,680,429
   Shares issued for loan payment         14,991           --            15,000
   Canceled shares                         1,515           --              --
   Net loss for the period                  --       (3,296,254)     (3,296,254)
                                    ------------   ------------    ------------
Balance June 30, 2001               $  6,055,430   $ (6,937,567)   $   (861,436)
                                    ============   ============    ============


Balance December 31, 2001           $  7,597,865   $ (8,921,147)   $ (1,292,433)

   Shares issued for cash                  4,975           --             5,000
   Shares issued for accrued
      expenses                           294,350           --           295,000
   Shares issued for options
      rights to Gina D                   388,000           --           390,000
   Exercise of options                   328,650           --           330,000
   Exercise of warrants                   41,023           --            42,060
   Shares issued for expenses          1,147,496           --         1,152,934
   Net loss for the period                  --       (2,071,857)     (2,065,474)
                                    ------------   ------------    ------------
Balance June 30, 2002               $  9,802,359  $ (10,993,004)   $ (1,142,913)
                                    ============   ============    ============


See accompanying notes.

                                   F-3(Con't)


                                           RAVEN MOON ENTERTAINMENT, INC.
                                      (Formerly Raven Moon International, Inc.)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months and the three months ended June 30, 2002 and 2001

                                                               Six months ended               Three months ended
                                                               ----------------               ------------------
                                                           June 30,       June 30,        June 30,        June 30,
                                                             2002            2001           2002            2001
                                                           ----------     -----------     ----------     ----------
                                                          (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $(2,065,474)   $(3,296,254)   $(1,716,598)   $(1,068,714)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
         Decrease (Increase) in receivables from
           affilliated company                                 4,223        (43,383)        26,663         80,000
         Decrease in receivables from related party             --             --           35,000           --
         (Increase) in receivables from Neuhaus              (40,000)          --          (40,000)          --
         Depreciation and amortization                         2,833          2,833          1,416          1,416
         Decrease in advances                                   --           20,000           --             --
         (Increase) in master production costs                  --          (37,050)          --          (37,050)
         (Increase) in advance on future royalties -
           related party                                     (14,000)          --           (6,000)          --
         Increase in letter of intent  C & S                    --           40,000           --           40,000
         Increase in accounts payable to third parties        10,093         41,038         10,093         75,000
         (Decrease) Increase in accrued interest on
           debentures                                           --          (20,119)          --             --
         Increase in accrued wages and salaries to
           officers                                          149,749        112,387         43,477         70,387
         (Decrease) Increase in accrued interest to
           officers and related parties                      (15,131)        18,701        (15,130)         5,940
         Common stock warrants granted for expenses             --           70,700           --             --
         Shares issued for expenses                        1,542,934      2,518,429      1,373,796        598,822
                                                         -----------    -----------    -----------    -----------

                Net cash used by operations                 (424,773)      (572,718)      (287,283)      (234,199)


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                       --             --             --             --
                                                         -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from sales of Class B Memberships               280,800           --          167,801           --
    Common stock sold for cash                                 5,000           --             --             --
    Proceeds from exercise of options                        330,000        140,000        290,000           --
    Proceeds from exercise of warrants                        42,060        579,504         41,945        344,263
    Notes payable  officers                                 (181,794)      (115,797)      (168,320)      (115,797)
    Notes payable  shareholders                              (20,000)       (25,000)          --             --
                                                         -----------    -----------    -----------    -----------
                Net cash provided by fiancing
                activities                                   456,066        578,707        331,426        228,466

    Net (decrease) increase in cash                           31,293          5,989         44,143         (5,733)

    Cash at beginning of period                               16,397           (280)         3,547         11,442

    Cash at end of period                                $    47,690    $     5,709    $    47,690    $     5,709
                                                         ===========    ===========    ===========    ===========


                    NONCASH FINANCING ACTIVITIES


    Preferred shares issued for
         beneficial conversion feature                   $      --      $       227    $      --      $      --
                                                         ===========    ===========    ===========    ===========

    Preferred shares issued for
         payment of loan                                 $      --      $    87,160    $      --      $      --
                                                         ===========    ===========    ===========    ===========


    Common shares issued for loan payment                $      --      $    15,000    $      --      $      --
                                                         ===========    ===========    ===========    ===========

    Common shares issued for conversion of               $      --      $   791,692    $      --      $      --
         indebtedness                                    =============  ============   ===========    ===========


    Common shares issued for accrued expenses            $   295,000    $      --      $      --      $      --
                                                         ===========    ===========    ===========    ===========
See accompanying notes.
                                                        F-4

                          RAVEN MOON ENTERTAINMENT, INC
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001



Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 348,478,445 and 200,629,225 for the three month periods ended June 30, 2002 and 2001, respectively. There were no outstanding common stock equivalents during the fiscal period.


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

                          RAVEN MOON ENTERTAINMENT, INC
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001



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


               d) On March 21, 2002 the Company entered into an agreement with Lanny Sher and Public Relation Associates to provide promotional services to obtain air play, inteviews and exposure for "Gina D's Kids Club" video, CD and the "Mr. Bicycle Man" PSA as well as publicity and public relations. The term of this agreement is for six months at an estimated cost of $30,000.

               e) On March 25, 2002 the Company entered into an agreement with MG Studios for the production of twelve videos of "Gina D's Kids Club". MG Studios will finance and provide all the pre-production, production and post production facilities, work and services necessary to complete twelve videos. the Company is obligated to pay $10,000 on June 1, 2002 and to pay MG Studios on a regular basis, but not more than $10,000 per week. The cost per episode is estimated at $135,700. Any changes during production approved by the Company which result in additional costs, will be added to the estimated cost per episode. If the total cost for all twelve episodes exceed $1,800,000, the Company will incur interest at 8% on the excess. If the Company fails to make its required payments to MG Studios, it will incur interest at 8%.

                          RAVEN MOON ENTERTAINMENT, INC
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001



               f) On May 8, 2002 the Company entered into a two year consulting agreement to market the Company's products. The consultant agrees to generate at least twenty-four (24) contacts per year, if not the consultant owes $5,000 to the Company for each contact which has not been generated. Mr. Gordon is to receive ten (10) % of the gross revenues generated by his contacts. The consultant received an option to purchase 12,500,000 at $.02 per share upon signing of this agreement. 7,500,000 of the shares will be free trading shares and 5,000,000 shares will be restricted. The options can be exercised subject to the terms and conditions of the consulting agreement.




                    On May 8, 2002 the Company entered into a one year agreement with a professional race car driver, for a non-exclusive license to use the Company's trademarks on his race car, equipment and clothing. Upon execution of this agreement the Company has agreed to grant a non-qualified stock option with a dollar value of $1,080,000. The exercise price is either 70% of the low price for the five days immediately preceding the date of exercise or not less than $.04 per share. $180,000 of options shall immediately vest following execution of this agreement, thereafter, $180,000 in options shall vest on the first day of each of the five consecutive successive months thereafter beginning June 1, 2002. Any options that remains unexercised at termination of this agreement will expire.

                          RAVEN MOON ENTERTAINMENT, INC
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 and 2001



Note 4 -- Related Party Transactions

Joey and Bernadette DiFrancesco, Officers of the Company and members of the Board of Directors, exercised 5,000,000 common stock warrants at $.03 per share on May 20, 2002.

Norman Weinstock and Tony Acari, Members of the Board of Directors, each exercised 2,500,000 common stock warrants at $.003 per share on May 20, 2002.

Gina Mowery, Joey DiFrancesco daughter, exercised 3,000,000 common stock warrants for $.02 per share on May 22, 2002.

On May 17, 2002 the Company made an addendum to the Option Agreement to Joseph and Bernadette DeFrancesco, in exchange for a non-refundable grant of 20,000,000 shares of common stock, valued at $389,400 and provided the terms, conditions and payment due in the Agreement dated April 11, 2001 are met and fulfilled by April 11, 2003 the option granted to the Company on April 11, 2001 shall be in force for a period of Twenty (20) years. The Company has charged the option price to expense in the current year.


Note 5 -- Subsequent Events

On July 14, 2002 the Company entered into a three year agreement with Jackie Joyner Kersee for a grant of 5,000,000 share of common stock. She will be a member of the Board of Advisors to the Company and will allow the Company to utilize her initials, character, name, likeness, photograph and endorsement in personal appearances to promote the Company's products.

Item 2.  Management's Discussion of Financial Condition and Results of
         Operations.

     The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

Revenues - The Company's consolidated net revenues for the six months ended June 30, 2002 (2002 Quarters) increased to $20,812 from none for the six months June 30, 2001 (2001 Quarters). The increase in revenue is due to increased sales.

Cost of Revenues - Decreased to $2,092,669 for the 2002 Quarters as compared to $3,296,254 for the 2001 Quarters. This decrease generally reflects the decrease in the production expenses.

Consulting Fees - Expenses decreased to $337,153 for the 2002 Quarters as compared to $971,105 for the 2001 Quarters.

Salaries & Benefits - Expenses increased to $149,749 for the 2002 Quarters as compared to $2,387 for the 2001 Quarters. This increase was primarily due to accrued wages and salaries to officers and related parties.

Depreciation and Amortization - Expenses remained constant at $879 for the 2002 Quarters as compared to the 2001 Quarters.

Net Loss - decreased to $2,071,857 or $0.0063 per share for the 2002 Quarters as compared to a net loss of $3,296,254 or $0.0214 per share during the 2001 Quarters. The favorable decrease in net loss can be attributable to the increase in sales and from the reduction in production expenses.

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

     A second project we acquired this quarter is an adventure series called "The KnightLights" who recently changed its name to: "The Luma-Knights". The series is a collection of twenty books written by author T.E. Wellington that helps children between the age of 6 and 11 years old not to be afraid of the dark. On July 11, 2001, we entered into an agreement with The KnightLights Foundation, Inc., a Florida corporation (the "Foundation"), to acquire the assets and rights to "KnightLights" valued at $200,000. The Company issued 5,000,000 shares of common stock valued at $.02 per share (for an aggregate value of $100,000) and issued warrants to purchase an additional 100,000 shares at an exercise price of $.02 per share (aggregate exercise price of $2,000). We also issued an additional 2,000,000 shares valued at $.05 per share (for an aggregate value of $100,000), and issued warrants to purchase an additional 100,000 shares at an exercise price of $.05 per share (aggregate exercise price of $5,000). All of the warrants have been exercised. Finally, the Foundation has been granted a 2% gross royalty on income received from the "KnightLights" project along with a 10% royalty as income for original artwork.

     We entered into a ten year license agreement with the Video LLC covering the limited rights to produce, market and distribute a video based on the "Luma-Knights" series. The Company plans to develop a home video for this project with the funds from Video LLC, in addition to other "Gina D's Kids Club" videos and music cd's.

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

     They include characters such as "Hammy," "Fishy," "Kitty," "Simon," "TV Ted," and "Miss Muffin." Although we also own the rights to an exclusive Option to "Baby and the Transistor Sisters", they do not appear in the initial video.

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

     In addition to the secular version, we will have a separate version of the "Gina D's Kid's Club" show containing "A Message from God," specifically targeted to the Christian audience, as many of the values expressed in the program overlap with traditional Christian values. It is anticipated that "A Message from God" will be spun off into a separate video episode for retail store sales and as a television special being sold to Seahorse Worldwide International Distributors, located in Canada. The cost is anticipated at $175,000. We estimate this market to be significant, based on sales of home videos and related products of other Christian video series, such as the "Veggie Tales" series, which sold approximately 20,000,000 retail copies at approximately $15 each.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     The Company issued securities as compensation for professional services rendered by the following individuals, whose services to the Company are valued as indicated:


Shares of Common Stock

Name                                             # of Shares               Value

Draves, Donna                                       296,296
Beame, David                                         74,074                3,370
Popper, David                                       485,714               15,786
Battenberg, Janice                                  250,000                6,500

Big Apple                                          5,000,00              130,000


Gibilisco, Michael                                  531,250               13,813
Grocock, Ben                                      5,000,000              162,500
Grocock, Ben                                     10,000,000              325,000
Popper, David                                       400,000               13,000
Rissman et al                                       400,000               13,000
Popper, David H                                   2,000,000               52,000
Popper, David H                                     342,000                6,669
Weinstock, Norman                                 2,000,000               39,000
Arcari, Tony                                      2,000,000               39,000
Chrystie, Stephen                                 2,000,000               39,000
Joey & Bernadette                                14,000,000              273,000
Big Apple                                         2,000,000               39,000
Cote, Alicia                                        101,120                1,315
Cramer, Charles                                  12,500,000              162,500
Gibilisco, Michael                               15,000,000              195,000

Warrants to Purchase Common Stock

Name                                             # of Shares               Value

Weinstcok, Norman                                  2,500,000               7,500
Acari, Tony                                        2,500,000               7,500
Joey & Bernadette                                  5,000,000              15,000
Big Apple                                            200,000              10,000
Riccio, Nancy                                          3,597                  85
Howshaw                                                2,597                  46
Rogan                                                  7,194                 149
Wong, Danny                                           21,584                 407
Lapp, David                                          129,870               1,319

Stock Options

Name                                              # of Shares             Value

Big Apple                                           1,000,000             20,000
Big Apple                                             500,000             10,000
Mouery, Gina                                        3,000,000             60,000
Big Apple                                             500,000             10,000
Big Apple                                             500,000             10,000

Neuhaus, Mark S                                     3,000,000             90,000
Neuhaus, Mark S                                     3,000,000             90,000

            Other than those shares and options issued to J. Bennett Grocock, Gina Mouery, Farrell Gordon, Mark Neuhaus, Donald L. Hacker, Royce Rumsey, Michael Giblilisco and David Popper which were registered pursuant to an S-8 Registration Statements, all securities for services rendered were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations thereunder. No underwriters were used, and the Company paid no commissions or fees in connection with the issuance of these securities.



Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. See Index to Exhibits for a list of those exhibits filed as part of this report.

         (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarters ending June 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            RAVEN MOON INTERNATIONAL, INC.

Dated: August 14, 2002                      By:  /s/  Joseph DiFrancesco
                                               --------------------------------
                                                      Joseph DiFrancesco
                                                      President



                                INDEX TO EXHIBITS

   ------------------ ------------------------------------------------ ---------------------------------------------

   EXHIBIT            DESCRIPTION                                      LOCATION
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.1                Articles of Incorporation of                     Incorporated by reference from Exhibit 3(i)
                      YBOR CITY SHUTTLE SERVICE, INC., as filed with   to the Company's Registration Statement on
                      theS Florida Department of State on January 7,   filed with the SEC on August 3, 1998,
                      effective January 8, 1998                        Form 10-SB 1998
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.2                Bylaws of YBOR CITY SHUTTLE SERVICE, INC.        Incorporated by reference from Exhibit
                                                                       3(ii) to the Company's Registration
                                                                       Statement on Form 10-SB filed with the SEC
                                                                       on August 3, 1998
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.3                Plan of Merger dated October 21, 1998, and       Incorporated by reference from the Company
                      Articles of Merger by and among Raven Moon       Report on Form 10-QSB filed with the SEC on
                      Entertainment,  Inc., Ybor City Shuttle          November 19, 2001
                      Service,  Inc. and International  Resorts and
                      Entertainment  Group, Inc. dated December 18,
                      1998 filed with the Florida Department of
                      State on December 31, 1998
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.4                Amendment to the Articles of Incorporation of    Incorporated by reference from the Company
                      Raven Moon International, Inc. filed with the    Report on Form 8-K filed with the SEC on
                      Florida Department of State on June 30, 1999     March 30, 1999
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.5                Amendment to the Articles of Incorporation of    Incorporated by reference from Exhibit A to
                      Raven Moon International, Inc. filed with the    the Company's Information Statement on
                      Florida Department of State on December 4,       Schedule 14-C filed with the SEC on
                      2000, effective January 1, 2001                  November 30, 2001.
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.6                Amendment to the Articles of Incorporation of    Incorporated by reference from Exhibit A to
                      Raven Moon International, Inc. filed with the    the Company's Information Statement on
                      Florida Department of State on March 9, 2001,    Schedule 14-C filed with the SEC on March 6,
                      effective March 25, 2001.                        2001.
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
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.8                Amendment to the Articles of Incorporation of    Incorporated by reference from Exhibit A to
                      Raven Moon International, Inc. filed with the    the Company's Information Statement on
                      Florida Department of State on August 7, 2001,   Schedule 14-C filed with the SEC on August
                       effective September 1, 2001                     6, 2001.
   ------------------ ------------------------------------------------ ---------------------------------------------





   -----------------  ------------------------------------------------ ---------------------------------------------
   3.9                Articles of Correction to the Articles of        Incorporated by reference from the Company
                      Incorporation of Raven Moon International,       Report on Form 10-QSB filed with the SEC on
                      Inc. filed with the Florida Department of        November 19, 2001
                      State on August 21, 2001.
   ------------------ ------------------------------------------------ ---------------------------------------------
   4.1                Specimen copy of stock certificate for Common    Incorporated by reference from Exhibit 99
                      Stock of YBOR CITY SHUTTLE SERVICE, INC.         to the Company's Registration Statement on
                                                                       Form 10-SB filed with the SEC on August 3,
                                                                       1998
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.1               2001 Raven Moon Entertainment Stock Option Plan  Incorporated by reference from the Company
                                                                       Report on Form 10-QSB filed with the SEC on
                                                                       November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.2               Agreement between The KnightLights Foundation,   Incorporated by reference from the Company
                      Inc. and the Company dated July 11, 2001,        Report on Form 10-QSB filed with the SEC on
                      including Addendum dated October 11, 2001        November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.3               Consulting Agreement between Management          Incorporated by reference from the Company
                      Solutios International, Inc. and the Company     Report on Form 10-QSB filed with the SEC on
                      dated September 17, 2001                         November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.4               Promotion Agreement between Big Apple            Incorporated by reference from the Company
                      Consulting U.S.A., Inc. and the Company dated    Report on Form 10-QSB filed with the SEC on
                      September 17, 2001                               November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.5               Raven Moon International, Inc. License           Incorporated by reference from the Company
                      Agreement dated September 26, 2001 between the   Report on Form 10-QSB filed with the SEC on
                      Company and Raven Moon Home Video Products, LLC  November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.6               Talent Agreement between the Company and Gina    Incorporated by reference from the
                      Mouery, dated January 1, 2001.                   Company's registration statement on Form
                                                                       S-8 filed with the SEC on March 21, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.7               Option Agreement between the Company and Gina    Incorporated by reference from the
                      Mouery, dated January 1, 2001.                   Company's registration statement on Form
                                                                       S-8 filed with the SEC on March 21, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.8               Limited Duration License Agreement dated         Incorporated by reference from the
                      January 1, 2002 between the Company and Beyond   Company's Report on Form 10-KSB filed with
                      The Kingdom, Inc. and Raven Moon Home Video      the SEC on April 16, 2002
                      Products, LLC
   ------------------ ------------------------------------------------ ---------------------------------------------





   ------------------ ------------------------------------------------ ---------------------------------------------
   10.9               Consulting Agreement between the Company and     Incorporated by reference from the
                      Donald Hacker.                                   Company's registration statement on Form
                                                                       S-8 filed with the SEC on March 19, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.10              Consulting Agreement between the Company and     Incorporated by reference from the
                      Royce Rumsey.                                    Company's registration statement on Form
                                                                       S-8 filed with the SEC on March 19, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.11              Production Agreement between the Company and     Incorporated by reference from the
                      MG Studios, Inc., dated March 1, 2002.           Company's Report on Form 10-KSB filed with
                                                                       the SEC on April 16, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.12              Letter Agreement between the Company and David   Incorporated by reference from the
                      H. Popper.                                       Company's registration statement on Form
                                                                       S-8 filed with the SEC on May 21, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.13              Consulting Agreement between Farrell Gordon      Incorporated by reference from the
                      and the Company, dated as of May 8, 2002.        Company's registration statement on Form
                                                                       S-8 filed with the SEC on June 27, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.14              Escrow Agreement among the Company, Charles W    Incorporated by reference from the
                      Cramer and Farrell Gordon.                       Company's registration statement on Form
                                                                       S-8 filed with the SEC on June 27, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.15              Consulting Agreement between the Company and     Incorporated by reference from the
                      J. Bennett Grocock, dated as of April 29, 2002.  Company's registration statement on Form
                                                                       S-8 filed with the SEC on June 27, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.16              Consulting Agreement between the Company and     Incorporated by reference from the
                      David H. Popper, dated as of June 20, 2002.      Company's registration statement on Form
                                                                       S-8 filed with the SEC on June 27, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.17              Production Consultant Agreement between the      Incorporated by reference from the
                      Company and Mike Gibilisco Production            Company's registration statement on Form
                      Consultant.                                      S-8 filed with the SEC on June 27, 2002

   ------------------ ------------------------------------------------ ---------------------------------------------
   10.18              Co-Publishing Agreement between the Company      Filed herewith
                      and 2221 MUSIC (ASCAP Publisher), dated as of
                      June 10, 2002.
   ------------------ ------------------------------------------------ ---------------------------------------------




   ------------------ ------------------------------------------------ ---------------------------------------------
   10.19              Work for Hire Agreement with A&S Animation,      Filed herewith
                      Inc. cited February 4, 2002 for the production
                      of the animated PSA "Mr. Bicycle Man".
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.20              Distribution and sales agreement with Seahorse   Filed herewith
                      Worldwide for "A Message from God".
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.21              Committing Agreement between the Company and     Filed herewith
                      Jackie Joyner Keersee, dated July 12, 2002.
   ------------------ ------------------------------------------------ ---------------------------------------------

                                                         11