Form 10QSB
period 2002-09-30
RAVEN MOON ENTERTAINMENT  INC
filed 2002-11-19
CIK 1058056

T
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                Quarterly Report

                     Pursuant to Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934 For
                           the Quarterly Period Ended
                               September 30, 2002

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

     YES [X]   NO [ ]

     As of October 31, 2002, the Registrant has outstanding 482,679,517 shares of Common Stock.

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



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                         RAVEN MOON ENTERTAINMENT, INC.
                                    (Formerly Raven Moon International, Inc.)
                                           Consolidated Balance Sheets



                                                     ASSETS


                                                                                September 30,    September 30,
                                                                                    2002             2001
                                                                                -------------    -------------
                                                                                 (Unaudited)      (Unaudited)

Cash                                                                            $      60,578    $       6,738
Accounts receivable trade                                                               5,339             --
Receivable from affiliated company                                                       --            194,807
Receivable  Neuhaus                                                                    40,000             --
Office equipment, net of $6,648 and $4,890 of accumulated
       depreciation                                                                       252            2,010
Organization costs, net of $17,001 and $13,093 of accumulated
       amortization                                                                     2,537            6,445
Intellectual property                                                                 200,000          200,000
Advance on future royalties  related party                                             40,000           18,000
                                                                                -------------    -------------

                                                                                $     348,706    $     428,000
                                                                                =============    =============

                                                   LIABILITIES


Accounts payable to third parties                                               $       6,040    $         175
Accrued salaries and wages payable to officers                                        980,170          512,336
Accrued interest payable to officers and related parties                               69,970           64,537
Notes payable officers and related parties                                             62,426          393,985
Loans from shareholders                                                                62,000           62,000
Debentures payable                                                                     30,000           30,000
Advance from Class B Members of LLC                                                   686,400             --
                                                                                -------------    -------------

              Total liabilities                                                     1,897,006        1,063,033
                                                                                -------------    -------------

COMMITMENTS AND CONTINGENCIES (see note 4)

STOCKHOLDERS' EQUITY
            Preferred stock, $.0001 par value, authorized 800,000,000 shares;
              6,024,755 issued and outstanding  in 2002
              and 6,024,755 in 2001                                                       602              602
            Common stock, $.0001 par value, authorized 800,000,000 shares;
              472,521,504    issued and outstanding in 2002
              and 286,752,144  in 2001                                                 47,252           28,675
            Additional paid-in capital                                             11,616,633        7,026,855
            Accumulated deficit                                                   (13,212,787)      (7,691,165)
                                                                                -------------    -------------

              Total deficit in stockholders' equity                                (1,548,300)        (635,033)
                                                                                -------------    -------------

                                                                                $     348,300    $     428,000
                                                                                =============    =============


See accompanying notes





                                          RAVEN MOON ENTERTAINMENT, INC.
                                     (Formerly Raven Moon International, Inc.)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the nine months and the three months ended September 30, 2002 and 2001



                                                           Nine Months ended             Three Months ended
                                                      September 30,  September 30,  September 30,  September 30,
                                                          2002           2001           2002           2001
                                                       -----------    -----------    -----------    -----------
                                                       (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

REVENUES:
          Sales                                        $    26,352    $     1,849    $     5,540    $     1,849

COSTS AND EXPENSES:
          Consulting fees                                1,186,151        540,736        696,598        154,631
          Depreciation                                       1,319          1,319            440            440
          Interest                                          24,439         21,723         13,580          3,006
          Write off of intellectual properties                --          103,754           --          103,754
          Option rights to intellectual properties         489,400        585,000
          Production expense                               589,608      1,436,931        166,283        251,347
          General and administrative expense             2,027,075      1,362,238        973,305        254,269
                                                       -----------    -----------    -----------    -----------

          Total costs and expenses                       4,317,992      4,051,701      1,850,206        767,447

Net loss                                               $(4,291,640)   $(4,049,852)   $(1,844,666)   $  (765,598)
                                                       ===========    ===========    ===========    ===========

Net loss per share                                     $   (0.0118)   $   (0.0220)   $   (0.0043)   $   (0.0032)
                                                       ===========    ===========    ===========    ===========


See accompanying notes.





                                      RAVEN MOON ENTERTAINMENT, INC.
                                 (Formerly Raven Moon International, Inc.)
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           For the nine months ended September 30, 2002 and 2001
                                                (Unaudited)



                                                   Preferred Stock                   Common Stock
                                             ----------------------------    ----------------------------
                                                Shares          Amount          Shares          Amount
                                             ------------    ------------    ------------    ------------
Balance December 31, 2000                      21,125,730    $      2,113      99,962,420    $      9,996

   Preferred shares issued for
         expenses                               7,940,500             794            --              --
   Preferred shares issued for
        beneficial conversion featture          2,273,320             227            --              --
   Preferred shares issued for
        payment of loan                         6,449,500             645            --              --
   Conversion of preferred stock
                 to common Stock              (23,064,295)         (2,307)     23,064,295           2,307
   Common stock warrants granted
        to officers and directors                    --              --              --              --
   Common stock options granted
        to related party                             --              --              --              --
   Exercise of warrants                              --              --           200,000              20
   Exercise of options                               --              --         7,000,000             700
   Shares issued for conversion
                 of debentures                       --              --        72,612,504           7,261
   Shares issued for intellectual
        property                                     --              --         7,000,000             700
   Shares issued for options
        rights to Gina D                             --              --        30,000,000           3,000
   Shares issued for expenses                        --              --        53,272,425           5,327
   Shares issued for loan payment                    --              --            90,000               9
   Canceled shares                             (8,700,000)           (870)     (6,449,500)           (645)
   Net loss for the period                           --              --              --              --
                                             ------------    ------------    ------------    ------------
Balance September 30, 2001                      6,024,755    $        602     286,752,144    $     28,675
                                             ============    ============    ============    ============

Balance December 31, 2001                       6,024,755    $        602     302,472,722    $     30,247

   Shares issued for cash                            --              --           250,000              25
   Shares issued for accrued expenses                --              --         6,500,000             650
   Shares issued for options
        rights to Gina D                             --              --        20,000,000           2,000
   Common stock options granted                      --              --              --              --
   Common stock warrants granted                     --              --              --              --
   Exercise of options                               --              --        24,742,176           2,474
   Exercise of warrants                              --              --        10,376,152           1,038
   Shares issued for expenses                        --              --       115,680,454          11,568
   Canceled shares                                   --              --        (7,500,000)           (750)
   Net loss for the period                           --              --              --              --
                                             ------------    ------------    ------------    ------------

Balance September 30, 2002                      6,024,755    $        602     472,521,504    $     47,252
                                             ============    ============    ============    ============


See accompanying notes.





                              RAVEN MOON ENTERTAINMENT, INC.
                         (Formerly Raven Moon International, Inc.)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the nine months ended September 30, 2002 and 2001
                                        (Unaudited)
                                        (Continued)


                                              Additional
                                                paid-in      Accumulated
                                                capital        deficit         Total
                                             ------------   ------------    ------------
Balance December 31, 2000                    $  2,455,814   $ (3,641,313)   $ (1,173,390)

   Preferred shares issued for
         expenses                                 237,206           --           238,000
   Preferred shares issued for
        beneficial conversion featture               --             --               227
   Preferred shares issued for
        payment of loan                            86,515           --            87,160
   Conversion of preferred stock
                 to common Stock                     --             --              --
   Common stock warrants granted
        to officers and directors                  12,000           --            12,000
   Common stock options granted
        to related party                           70,700           --            70,000
   Exercise of warrants                             6,980           --             7,000
   Exercise of options                            139,300           --           140,000
   Shares issued for conversion
                 of debentures                  1,270,325           --         1,277,586
   Shares issued for intellectual
        property                                  199,300           --           200,000
   Shares issued for options
        rights to Gina D                          582,000           --           585,000
   Shares issued for expenses                   1,950,209           --         1,955,536
   Shares issued for loan payment                  14,991           --            15,000
   Canceled shares                                  1,515           --              --
   Net loss for the period                           --       (4,049,852)     (4,049,852)
                                             ------------   ------------    ------------
Balance September 30, 2001                   $  7,026,855   $ (7,691,165)   $   (635,033)
                                             ============   ============    ============

Balance December 31, 2001                    $  7,597,865   $ (8,921,147)   $ (1,292,433)

   Shares issued for cash                           4,975           --             5,000
   Shares issued for accrued expenses             294,350           --           295,000
   Shares issued for options
        rights to Gina D                          388,000           --           390,000
   Common stock options granted                   902,500           --           902,500
   Common stock warrants granted                  125,983           --           125,983
   Exercise of options                            347,526           --           350,000
   Exercise of warrants                            91,172           --            92,210
   Shares issued for expenses                   1,863,512           --         1,875,080
   Canceled shares                                    750           --              --
   Net loss for the period                           --       (4,296,979)     (4,296,979)
                                             ------------   ------------    ------------

Balance September 30, 2002                   $ 11,616,633   $(13,218,126)   $ (1,553,639)
                                             ============   ============    ============


See accompanying notes.

                                        F-3(Cont)

                                                 RAVEN MOON ENTERTAINMENT, INC.
                                            (Formerly Raven Moon International, Inc.)
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the nine months and the three months ended September 30, 2002 and 2001

                                                                           Nine months ended           Three months ended
                                                                     September 30   September 30   September 30   September 30
                                                                        2002           2001           2002           2001
                                                                     -----------    -----------    -----------    -----------
                                                                     (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $(4,291,640)   $(4,049,852)   $(1,844,666)   $  (765,598)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
            Increase in accounts receivable (trade)                        5,339           --            5,339           --
            Decrease (Increase) in receivables
               from affiliate company                                      4,223          71425           --          114,808
            (Increase) in receivables from Neuhaus                       (40,000)          --             --             --
            Depreciation and amortization                                  4,250          4,250          1,416          1,417
            Decrease in advances                                            --           20,000           --           37,050
            Write-off of producton and roya1ty rights                       --          103,754           --          103,754
            (Increase) in advance on future royalities - related
               party                                                     (20,000)       (18,000)        (6,000)        (6,000)
            Decrease in letter of intent - C & S                            --             --             --          (40,000)
            (Decrease) Increase in accounts payable to third parties       6,000        (33,787)         6,000        (74,825)
            (Decrease) Increase in accrued interest on debentures           --          (20,119)          --             --
            Increase in accrued wages and salries to officers            294,730        181,136         82,186         68,749
            (Decrease) Increase in accrued interest to officers and
               related parties                                            (8,748)        17,367           --           (1,334)
            Common stock warrants granted for expenses                   125,983         12,000         13,583         12,000
            Common stock options granted for expenses                    902,500         70,700        738,000           --
            Shares issued for expenses                                 2,265,080      2,778,536        722,146        260,107
                                                                     -----------    -----------    -----------    -----------
                  Net cash used by operations                           (762,961)      (862,590)      (292,674)      (289,872)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                                  --             --             --             --
                                                                     -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Advances from sales of Class B Meberships                           581,800           --          301,000           --
     Common stock sold for cash                                            5,000           --             --             --
     Proceeds from exercise of options                                   350,000        140,000         70,000           --
     Proceeds from exercise of warrants                                   92,210          7,000            150          7,000
     Proceeds from sales of debentures                                      --          741,245           --          161,741
     Notes payable - officers, net                                      (201,868)         6,363        (65,588)       122,160
     Notes payable - shareholders                                        (20,000)       (25,000)          --             --
                                                                     -----------    -----------    -----------    -----------
                  Net cash provided by financing
                  activities                                             807,142        869,608        305,562        290,901

     Net (decrease) increase in cash                                      44,181          7,018         12,888          1,029

     Cash at beginning of period                                          16,397           (280)        47,690          5,709
                                                                     -----------    -----------    -----------    -----------
     Cash at end of period                                           $    60,578    $     6,738    $    60,578    $     6,738
                                                                     ===========    ===========    ===========    ===========

                       NON-CASH FINANCING ACTIVITIES


     Preferred shares issued for
                  beneficial conversion feature                      $      --      $       227    $      --      $      --
                                                                     ===========    ===========    ===========    ===========
     Preferred shares issued for
                  payment of lien                                    $      --      $    87,160    $      --      $      --
                                                                     ===========    ===========    ===========    ===========
     Common shares issued for loan payment                           $      --      $    15,000    $      --      $      --
                                                                     ===========    ===========    ===========    ===========

     Common shares issued for conversion of
                  indebtedness                                       $      --      $ 1,277,586    $      --      $   485,894
                                                                     ===========    ===========    ===========    ===========
     Common shares issued for intellectual
                  properties                                         $      --      $   200,000    $      --      $   200,000
                                                                     ===========    ===========    ===========    ===========
     Common shares issued for option
                  on rights to Gina D                                $      --      $   585,000    $      --      $      --
                                                                     ===========    ===========    ===========    ===========
     Common shares issued for loan repayment                         $      --      $    15,000    $      --      $      --
                                                                     ===========    ===========    ===========    ===========

     Common shares issued for accrued expenses                       $   295,000    $      --      $      --      $      --
                                                                     ===========    ===========    ===========    ===========

See accompanying notes
                                                             F-4

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


Note 1 - DESCRIPTION OF THE COMPANY

Raven Moon Entertainment, Inc. (Formerly known as Raven Moon International, Inc.) and its subsidiary are primarily engaged in the production, development, promoting, selling and distributing Family Values and Christian-oriented video entertainment products. The market for these products is worldwide, although the company will devote most of its efforts within the continental United States.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION " The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiary Raven Moon Home Video Products, LLC. Inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenue from distribution of Family Values and Christian-oriented video entertainment products is recognized upon receipt of payment or delivery of product, which does not vary significantly from the time the products are shipped.

Sales to one customer accounted for 93% of revenue for the nine month period ended September 30, 2002.

PRODUCTION COSTS - Production costs include costs to develop and produce Family Values and Christian-oriented video entertainment products. These costs were paid primarily to companies and individuals hired to perform a specific task. The Company out-sources these activities in order to reduce overhead costs. Because the Company cannot demonstrate through its' experience the ultimate revenue from the video entertainment products it has elected to expense all production costs.

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

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


INTELLECTUAL PROPERTY - Intellectual property is recorded at the lower of cost or net realizable value.

MANAGEMENT ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

NET LOSS PER SHARE - Primary loss per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 431,516,673 and 241,679,100 for the three month periods ended September 30, 2002 and 2001, respectively, and 362,781,083 and 183,720,711 for the nine months ended September 30, 2002 and 2001, respectively. Common stock equivalents were not considered in the calculation of net loss per share because their effect would be antidilutive.

INCOME TAXES - The Company has incurred approximately $13,000,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

OFFICE EQUIPMENT - Office equipment is recorded at cost. Depreciation is calculated using the straight-line method.

RECLASSIFICATIONS - Certain amounts reported in previous years have been reclassified to the 2002 financial statement presentation.


Note 3 -  BUSINESS AND OPERATIONS

The Company is currently working to establish the following lines of business:

                    Home Video and Television Productions
                    Internet Retail Sales
                    Music CDs

These financial sta are prepared on a going concern basis which assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, it does not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize assets and liquidate its liabilities, contingent obligations and commitments in other than the normal

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


course of business and the amounts which may be different from those shown in these financial statements. The ability to continue as a going concern is dependent on its ability to:

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


Note 4 - COMMITMENTS AND CONTINGENCIES

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


               d) On March 1, 2002, the Company entered into a one year agreement with Big Apple Consulting U.S.A., Inc. (Big Apple) to market and promote the Company to brokers, investors, advisors and other individuals and entities. The company will issue 18,000,000 restricted shares of common stock and

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


                    6,000,000 warrants. The Company issued 5,000,000 restricted shares on March 11, 2002 which were valued at $130,000 and charged to consulting fees. The Company issued 2,000,000 restricted share on June 7, 2002, which were valued at $39,000 and charged to consulting fees. The Company issued 8,000,000 restricted shares on September 30, 2002, which were valued at $72,000 and charged to consulting fees. Big Apple exercise warrants for 2,500,000 shares at $.02 per share in May and June of 2002. The Company is obligated to issue 3,000,000 restricted shares on or before December 1, 2002. The warrants granted were valued at $112,400 and charged to consulting expense.

               e) On March 25, 2002 the Company entered into an agreement with MG Studios for the production of twelve videos of "Gina D's Kids Club". MG Studios will finance and provide all the pre-production, production and post production facilities, work and services necessary to complete twelve videos. The Company paid $10,000 on June 1, 2002 and has continued to pay MG Studios on a regular basis, but not more than $10,000 per week. The cost per episode is estimated at $135,700. Any changes during production approved by the Company which result in additional costs, will be added to the estimated cost per episode. If the total cost for all twelve episodes exceed $1,800,000, the Company will incur interest at 8% on the excess. If the Company fails to make its required payments to MG Studios, it will incur interest at 8%.

               f) On May 8, 2002 the Company entered into a one year agreement with a professional race car driver, for a non-exclusive license to use the Company's trademarks on his race car, equipment and clothing. Upon execution of this agreement the Company has agreed to grant a non-qualified stock option with a dollar value of $1,080,000. The exercise price is either 70% of the low price for the five days immediately preceding the date of exercise or not less than $.04 per share. $180,000 of options shall immediately vest following execution of this agreement, thereafter, $180,000 in options shall vest on the first day of each of the five consecutive successive months thereafter beginning June 1, 2002. Any options that remains unexercised at termination of this agreement will expire. The options granted were valued at $62,400 and charged to advertising expense.

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


               g) On July 14, 2002 the Company entered into a three year agreement with Jackie Joyner Kersee for a grant of 5,000,000 share of common stock. She will be a member of the Board of Advisors to the Company and will allow the Company to utilize her initials, character, name, likeness, photograph and endorsement in personal appearances to promote the Company's products. The common stock was valued at $49,000 and charged to consulting fees.

               h) On August 14, 2001 the Company entered into a Consulting and Marketing Agreement with David Mouery, the son-in-law of Joey DiFrancesco, President and Chief Executive Officer of the Company. The term of the agreement is three years and the compensation is $225,000 or 15,000,000 free trading shares of common stock and a $300,000 option for shares of common stock at a 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise. This common stock issued was valued at $195,000 and the option granted was valued at $369,000, both items were charged to consulting fees

               i) On August 12, 2002 the Company entered into a three year executive sales and marketing consulting agreement with a consultant. The consultant will assist the CEO on an as needed basis for mergers, acquisitions, meetings, conventions and travel, and to initiate new contracts, contacts and increase the sales of the Company's products, merchandise and services with distributors and all other opportunities and assignments given to him by the CEO. Compensation for services provided for year one is $200,000 or 30,000,000 restricted shares of common stock to be registered in the SB-2 and $300,000 options of common stock @ 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise of the option against a 10% gross commission of any sales of merchandise or products sold by the Company from any deal approved by the Company and initiated by the Consultant. In year two a draw of $250,000 or stock based upon the average closing share price of the previous ten trading days from the end of the term against a 10% gross commission of any sales of merchandise or products sold by the Company from any deal approved by the Company and initiated by the Consultant. In year three a draw of $300,000 or stock based upon the average closing share price of the previous ten trading days from the end of the term against a 10% gross

                          RAVEN MOON ENTERTAINMENT, INC
                    NOTES TOCONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001


                    commission of any sales of merchandise or products sold by the Company from any deal approved by the Company and initiated by the Consultant. In year one the consultant elected to take 30,000,000 shares of restricted common stock valued at $390,000 and charged to marketing fees. The option granted was valued at $369,000 and charged to marketing fees.


Note 5 -- Related Party Transactions

Joey and Bernadette DiFrancesco, Officers of the Company and members of the Board of Directors, exercised 5,000,000 common stock warrants at $.003 per share on May 20, 2002.

Norman Weinstock and Tony Acari, Members of the Board of Directors, each exercised 2,500,000 common stock warrants at $.003 per share on May 20, 2002.

Gina Mouery, Joey DiFrancesco daughter, exercised 3,000,000 common stock warrants for $.02 per share on May 22, 2002.

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

David Mouery, Joey DiFrancesco's son-in-law, has exercised the following options:

       Date                         Shares                    Amount
       ----                         ------                    ------

September 11, 2002                  3,257,329                 $25,000
September 19, 2002                  4,166,666                 $25,000
September 23, 2002                  2,000,000                 $10,000
September 30, 2002                  1,818,181                 $10,000
October 7, 2002                     1,834,862                 $10,000
October 15, 2002                    3,636,363                 $20,000
October 21, 2002                    1,886,792                 $10,000
October 28, 2002                    2,500,000                 $10,000

Item 2.  Management's Discussion of Financial Condition and Results of
         Operations.

         The Management's Discussion and Analysis of the Financial Condition and Results of Operations reviews past performance and, where appropriate, states expectations about future activities in forward-looking statements. Future results may differ from expectations.

Revenues - The Company's consolidated net revenues for the nine months ended September 30, 2002 (2002 Quarters) increased to $26,352 from 1,849 for the nine months ended September 30, 2001 (2001 Quarters). The increase in revenue is due to more products available for sale in 2002 Quarters.

The Cost and Expenses - Increased to $4,317,992 for the 2002 Quarters as compared to $4,051,701 for the 2001 Quarters. This increase generally reflects the increase in consulting fees and administrative expenses.

Consulting Fees - Expenses increased to $1,186,151 for the 2002 Quarters as compared to $540,736 for the 2001 Quarters.

General & Administrative Expenses - Expenses increased to $2,027,075 for the 2002 Quarters as compared to $1,362,238 for the 2001 Quarters. This increase was primarily due to accrued wages and salaries to officers and related parties.

Depreciation and Amortization - Expenses remained constant at $4,250 for the 2002 Quarters as compared to $4,250 for the 2001 Quarters.

Net Loss - Increased to $4,291,640 or $0.0118 per share for the 2002 Quarters as compared to a net loss of $4,049,852 or $0.0220 per share during the 2001 Quarters. The favorable decrease in net loss can be attributable to the increased General & Administrative expenses in sales.


         Our research has indicated that television advertising revenues have declined and are anticipated to decline further, and that television and cable networks are cutting back on new program productions. However, the Christian media market is believed to be growing and remains strong. Therefore, the Company has determined to revise its plan to produce up to 65 half-hour episodes of "Gina D's Kids Club" at a potential up-front cost of approximately $6,500,000 and to develop, produce and market 12 additional "family values"- home video products. These products can be marketed directly to consumer through infomercials on television stations, bookstores, retail stores, print advertising, the Internet and other direct sales and marketing companies.

     To facilitate direct marketing to consumers, the Company established a wholly owned subsidiary, Raven Moon Home Video Products, LLC ("Video LLC"). The Video LLC filed its Articles of Organization with the Florida Department of State on September 26, 2001. The Company granted the Video LLC a limited, ten-year license to produce and market a series of videos and music CD's of the "Gina D's Kids Club" program. Video LLC will bear all costs associated with the production, distribution and sale of video products and will pay to the Company all net profits after costs. The Video LLC has two classes of members. The Company is the sole Class A member and serves as the managing partner. Only Class A member interest have voting rights in the LLC. Investors in the LLC will acquire Class B member interests, which are non-voting. The Class B members will be entitled to receive all distributions from the gross profits of Video LLC until such holders have received an amount equal to their initial investment. Thereafter, the Class B holders will receive 15% of all gross profits derived from the sale of any products produced by Video LLC.

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

     A second project we acquired is an adventure series originally called "The KnightLights" which we intend to develop in the future under the working name "The Luma-Knights". The series is a collection of twenty books written by author D.W. Moore that helps children between the age of 6 and 11 years old not to be afraid of the dark. On July 11, 2001, we entered into an agreement with The KnightLights Foundation, Inc., a Florida corporation to acquire the assets and rights to "KnightLights" valued at $200,000. The Company issued 5,000,000 shares of common stock valued at $.02 per share (for an aggregate value of $100,000) and issued warrants to purchase an additional 100,000 shares at an exercise price of $.02 per share (aggregate exercise price of $2,000). We also issued an additional 2,000,000 shares valued at $.05 per share (for an aggregate value of $100,000), and issued warrants to purchase an additional 100,000 shares at an exercise price of $.05 per share (aggregate exercise price of $5,000). All of the warrants have been exercised. Finally, the Foundation has been granted a 2% gross royalty on income received from the project, along with a 10% royalty as income for original artwork.

     We entered into a ten year license agreement with the Video LLC covering the limited rights to produce, market and distribute a video series. The Company plans to develop a home video for this project with the funds from Video LLC, in addition to other "Gina D's Kids Club" videos and music CD's. Management has begun to commence initial operations with funding of approximately $4,300,000 from a private offering by the Video LLC.

     In addition, we plan to produce two versions of a new home video exercise product for Christian women called "Praise-n-Shine". One version will be a multi-cultural Gospel version and the second will be a Latino version. The Company intends to enter into a ten-year license agreement with Beyond the Kingdom, Inc., to acquire the rights to this product.

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

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     The Company issued shares of common stock as compensation for professional services rendered by the following individuals, whose services to the Company are valued as indicated:

            Name                       # Shares        Value of Consideration
            ----                       --------        ----------------------

            Marc Jablon              30,000,000               $300,000
            David Mouery             59,776,100(1)            $525,000
            Jackie Joyner Kersee      5,000,000               $100,000
            Richard C. Popper         2,000,000               $ 40,000
            David H. Popper           2,000,000               $ 40,000

(1) Includes 44,776,100 shares issued pursuant to an exercise of a stock option.

All of the above securities for services rendered, with the exception of securities issued to Marc Jablon, were registered pursuant to an S-8 Registration Statements. No underwriters were used, and the Company paid no commissions or fees in connection with the issuance of these securities.


Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on November 8, 2002. The Company shareholders elected Joseph DiFrancesco, Bernadette DiFrancesco, Stephen Chrystie, Norman P. Weinstock and Anthony Arcari to serve as the directors of the Company for the one-year term expiring at the Annual Meeting of Stockholders in 2003.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. See Index to Exhibits for a list of those exhibits filed as part of this report.

         (b) Reports on Form 8-K. No reports were filed on Form 8-K for the quarters ending September 30, 2002.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            RAVEN MOON INTERNATIONAL, INC.

Dated: November 18, 2002                    By:  /s/  Joseph DiFrancesco
                                               -------------------------------
                                                      Joseph DiFrancesco
                                                      President



                                                  INDEX TO EXHIBITS

   ------------------ ------------------------------------------------ ---------------------------------------------

   EXHIBIT            DESCRIPTION                                      LOCATION
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.1                Articles of Incorporation of                     Incorporated by reference from Exhibit 3(i)
                      YBOR CITY SHUTTLE SERVICE, INC., as filed with   to the Company's Registration Statement on
                      the Florida Department of State on January 7,    Form 10-SB filed with the SEC on August 3,
                      1998, effective January 8, 1998                  1998
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
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.9                Articles of Correction to the Articles of        Incorporated by reference from the Company
                      Incorporation of Raven Moon International,       Report on Form 10-QSB filed with the SEC on
                      Inc. filed with the Florida Department of State  November 19, 2001 on August 21, 2001.
   ------------------ ------------------------------------------------ ---------------------------------------------
   4.1                Specimen copy of stock certificate for Common    Incorporated by reference from Exhibit 99
                      Stock of YBOR CITY SHUTTLE SERVICE, INC.         to the Company's Registration Statement on
                                                                       Form 10-SB filed with the SEC on August 3,
                                                                       1998
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.1               2001 Raven Moon Entertainment Stock Option Plan  Incorporated by reference from the Company
                                                                       Report on Form 10-QSB filed with the SEC on
                                                                       November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.2               Agreement between The KnightLights Foundation,   Incorporated by reference from the Company
                      Inc. and the Company dated July 11, 2001,        Report on Form 10-QSB filed with the SEC on
                      including Addendum dated October 11, 2001        November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.3               Consulting Agreement between Management          Incorporated by reference from the Company
                      Solutions International, Inc. and the Company    Report on Form 10-QSB filed with the SEC on
                      dated September 17, 2001                         November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.4               Promotion Agreement between Big Apple            Incorporated by reference from the Company
                      Consulting U.S.A., Inc. and the Company dated    Report on Form 10-QSB filed with the SEC on
                      September 17, 2001                               November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.5               Raven Moon International, Inc. License           Incorporated by reference from the Company
                      Agreement dated September 26, 2001 between the   Report on Form 10-QSB filed with the SEC on
                      Company and Raven Moon Home Video Products, LLC  November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.6               Talent Agreement between the Company and Gina    Incorporated by reference from the
                      Mouery, dated January 1, 2001.                   Company's registration statement on Form
                                                                       S-8 filed with the SEC on March 21, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.7               Option Agreement between the Company and Gina    Incorporated by reference from the
                      Mouery, dated January 1, 2001.                   Company's registration statement on Form
                                                                       S-8 filed with the SEC on March 21, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------

                                                         9



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

   ------------------ ------------------------------------------------ ---------------------------------------------
   10.18              Co-Publishing Agreement between 2221 MUSIC       Incorporated by reference from the
                      (ASCAP Publisher) and Roynart Music (BMI         Company's Report on Form 10-QSB filed with
                      Publisher) dated as of June 10, 2002.            the SEC on August 14, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------

                                                         10



   ------------------ ------------------------------------------------ ---------------------------------------------

   EXHIBIT            DESCRIPTION                                      LOCATION
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.19              Work for Hire Agreement with A&S Animation,      Incorporated by reference from the
                      Inc. cited February 4, 2002 for the production   Company's Report on Form 10-QSB filed with
                      of the animated PSA "Mr. Bicycle Man".           the SEC on August 14, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.20              Distribution and sales agreement with Seahorse   Incorporated by reference from the
                      Worldwide for "A Message from God".              Company's Report on Form 10-QSB filed with
                                                                       the SEC on August 14, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.21              General Business Affairs Consulting Agreement    Incorporated by reference from the
                      between the Company and David Mouery, dated as   Company's registration statement on Form
                      of August 18, 2002.                              S-8 filed with the SEC on August 21, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.22              Consulting Agreement between the Company and     Incorporated by reference from the
                      Jackie Joyner Kersee, dated as of July 14,       Company's registration statement on Form
                      2002.                                            S-8 filed with the SEC on August 27, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.23              Consulting Agreement between the Company and     Incorporated by reference from the
                      Richard C. Popper, dated as of July 12, 2002.    Company's registration statement on Form
                                                                       S-8 filed with the SEC on August 27, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------


                                                         11

                Certification of Principal Executive Officer and
                     Principal Financial Officer Pursuant to
                                 18 U.S.C. 1350


In connection with the Form 10-QSB (the "Report") of Raven Moon Entertainment (the "Company") for the period ending September 30, 2002, I, Joseph DiFrancesco, President of the Company, certify that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            /s/  Joseph DiFrancesco
                                            ------------------------------
Dated:  November 18, 2002                        Joseph DiFrancesco, President