Form 10KSB
period 2002-12-31
RAVEN MOON ENTERTAINMENT  INC
filed 2003-04-15
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-KSB

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2002

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

Common Stock, par value $.0001                       None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |



     Issuer's gross revenues for its most recent fiscal year are $30,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on April 14, 2003 was approximately $1,120,518.

     The approximate number of shares outstanding of the registrant's Common Stock as of April 1, 2003 was 719,668,471.

Transitional Small Business Disclosure Format:       Yes | __ |  No | X |

                                TABLE OF CONTENTS


Part I                                                                    Page

Item 1   Description of Business                                            2

Item 2   Properties                                                         9

Item 3   Legal Proceedings                                                  9

Item 4   Submission of Matters to a Vote of Security Holders                9

Part II

Item 5   Market for Company's Common Equity and Related
               Stockholder Matters                                         10

Item 6   Management Discussion and Analysis                                11

Item 7   Financial Statements  5

                  Independent Auditors Report                             F-1

                  Balance Sheet                                           F-2
                  Statement of Operations                                 F-3
                  Stockholders Deficit                                    F-4
                  Statement of Cash Flows                                 F-5
                  Statement of Cash Flows - Net Loss Reconciliation       F-6
                  Notes to Financial Statements                         F-7-F-24

Item 8   Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                     15

Part III

Item 9   Directors, Executive Officers, Promoters, and Control Persons;
                Compliance with Section 16(a) of the Exchange Act          15

Item 10   Executive Compensation                                           18

Item 11   Security Ownership of Certain Beneficial Owners and Management   19

Item 12   Certain Relations and Related Transactions                       20

Item 13   Exhibits and Reports on Form 8-K                                 22

                      FORWARD LOOKING STATEMENT INFORMATION

     Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements"(within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I


Item 1.  Description of Business.

General
-------

     The primary business focus of Raven Moon Entertainment, Inc. (the "Company" or "Raven Moon") is the development and production of children's television programs and videos, CD music production, e-commerce internet websites focused on the entertainment industry and music publishing and talent management. Our long-term business goals include the development and production of children's television programs, Family Values videos, Family Values television programs, CD music production, e-commerce Internet websites focused on the entertainment industry and music publishing. The market for this product and these services is worldwide, although the Company will devote most of its efforts within North America. We believe that there are approximately 200 separate television-viewing markets in the United States alone.

     Our research has indicated that television advertising revenues have declined and are anticipated to decline further, and that television and cable networks are cutting back on new program productions. However, the Family Values media market is believed to be growing and remains strong. Therefore, the

Company has determined to produce up to 15 half-hour episodes of "Gina D's Kids Club" at a potential up-front cost of approximately $2,465,000 and to develop, produce and market 15 additional "family values" home video products and 5 music CD products. These products can be marketed directly to consumers through infomercials on television stations, bookstores, retail stores, print advertising, the Internet and other direct sales and marketing companies.

     The first product that has been completed for distribution is a family values-themed home video called "Gina D's Kids Club" targeted to 3-6 year old children. This product contains positive sing-along songs, funny, live-action educational characters and animated a safety message called "Mr. Bicycle Man". We plan to produce a home video library of up to 15 half-hour episodes of "Gina D's Kid's Club," a video and television show targeted to 3-6 year old children at a cost of $2,465,000, thus developing two product at a cost of one. The program features a host named "Gina D" and other Kid Club friends that are all part of the rights Option package. They include characters such as "Hammy," "Fishy," "Kitty," "Simon," "TV Ted," and "Miss Muffin." Although we also own the rights to an exclusive option to "Baby and the Transistor Sisters", they do not appear in the initial pilot.

     At the appropriate time, and with a budget of $300,000 per program, we plan to produce two versions of a new home video exercise product for Christian women called "Praise-n-Shine". One version will be a multi-cultural Gospel version and the second will be a Latino version. The Company intends to enter into a ten-year license agreement with Beyond the Kingdom, Inc., to acquire the rights to this product.

     In 2001, we focused our efforts on raising the necessary funds to produce a pilot episode of a television program and first video entitled "Gina D's Kid's Club" that is targeted to 3-6 year old children. The properties we initially focused on were new characters that have been integrated into this program.

     We estimate the total cost to produce the initial video, episode was approximately $350,000, including the cost of designing and building a state of the art 3 dimensional animated virtual reality stage set, costumes and other materials that will be used in the initial episode, as well as future planned episodes. By producing the show in the Orlando, Florida area, rather than Los Angeles or New York, we believe that we can produce the additional episodes at a cost of approximately $175,000 per episode, as opposed to $350,000 to $400,000, while utilizing local production resources and talent to produce quality comparable to that of shows produced by Disney or Warner Brothers.

To increase the shareholder value and to better position itself in the marketplace, the Company has decided to "spin-off" its subsidiary, Raven Moon Home Video Products LLC. Raven Moon Home Video Products LLC has merged into Clubhouse Videos, Inc. and the Company will subsequently issue a dividend to its stockholders of record as of March 7, 2003, of shares of Clubhouse Videos, Inc. but as of April 14, 2003 the stock dividend has not yet been issued. The Company will license the next 11 videos to Clubhouse Videos, Inc. for a $300,000 licensing fee per episode plus 10% of gross revenues from worldwide sales of the "Gina D's Kids Club" product line from Clubhouse Videos Inc., and will reduce its debt by approximately $1 million as a result of this merger.

Competitive Business Conditions
-------------------------------

     The main competition in our industry comes from the major studios, such as Disney and Universal Studios that produce a large percentage of children's programming. The next level of competition is from other independents production companies. To be competitive, we must produce high quality creative productions and must develop the reputation and contacts to meet with the principal players in this industry. We expect our distributors to provide the support necessary to enable us to compete in this marketplace.

Creative Talent
---------------

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

Intellectual Property
---------------------

     We have determined to focus our primary efforts on audio and video production for television and Family Values Videos and more specifically on the present development of the "Gina D's Kids Club" children's videos. On April 11, 2001, we acquired from Joseph and Bernadette DiFrancesco, a One (1) year option for the rights to the program "Gina D's Kids Club," the cartoon characters "TV Ted", "Baby and the Transistor Sisters" and other characters from the show including: "Simon," "Fishy," "Kitty," "Hammy," "Miss Muffin," and the music publishing rights to songs written by Mr. and Mrs. DiFrancesco, in exchange for 30,000,000 shares of our common stock at par value that will be registered in our public offering. In order to keep these rights beyond the one-year option, the Company must produce a minimum of ten (10) half-hour episodes plus two (2) Specials during the option period that will be available to consumers in retail stores, Home Shopping Club or Christian television outlets, schools and bookstores. If we fail to meet this obligation, all rights revert back to Mr. and Mrs. DiFrancesco immediately after the one-year Option period. If the Company meets its obligations, we will have the rights for an additional 20 years. At the end of 20 years, all rights revert back to J&B DiFrancesco their assigns and heirs. Because the Company failed to have produced the required number of programs and videos by April 1, 2002, the Option was extended for an additional year in exchange for 20,000,000 shares of common stock to J&B DiFrancesco. In addition, an Option Agreement for the rights of the project "Praise -n-Shine" have been entered into with Beyond The Kingdom, Inc. The Company agreed to cover all production costs and to pay a royalty equal to 15% of all gross revenues from video sales and sub-licenses for 10 years.

Marketing and Distribution
--------------------------

     To facilitate direct marketing to consumers, the Company established a wholly owned subsidiary, Raven Moon Home Video Products, LLC ("Video LLC"). The Video LLC filed its Articles of Organization with the Florida Department of State on September 26, 2001. The Company granted the Video LLC a limited, ten-year license to produce and market a series of videos and music CD's of the "Gina D's Kids Club" program. Video LLC will bear all costs associated with the production, distribution and sale of video products and will pay to the Company their share of net profits after costs. The Video LLC has two classes of members. The Company is the sole Class A member and serves as the managing partner. Only Class A member interest have voting rights in the LLC. Investors in the LLC will acquire Class B member interests, which are non-voting. The Class B members will be entitled to receive all distributions from the gross profits of Video LLC until such holders have received an amount equal to their initial investment. Thereafter, the Class B holders will receive 85% of gross profits derived from the sale of any products produced by Video LLC.

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

     Recently the Company elected to spin off the LLC into its own public company and issue a stock dividend to all Raven Moon Entertainment, Inc. shareholders of record at March 7, 2003.

     In 2002, we raised approximately $900,000 in a LLC private offering. We also require funds for working capital of $1,000,000 and $1,000,000 for administration and marketing costs. We plan to use the capital from the LLC offering to build a library of up to 15 half-hour television episodes and home video products. In addition, the funds will be used to create Internet websites to market tied-in branded products and to create music CD's, for distribution in the United States and abroad.

     With these resources in place and with the expected market penetration and acceptance of the Company's TV characters, we will be in a position to attempt to exploit this fast growing and very profitable segment of the market (i.e., entertainment items for 3 year olds to 5 year olds).

     This "spin-off" of Clubhouse Videos, Inc., formerly known as Raven Moon Home Video Products LLC, reduced the company's debt significantly and put the Company into a position where it can become profitable in the short term.

Research and Development
------------------------

         During 2002, we spent approximately $350,000 on the development and production of two episodes and the promotional PSA announcements for the "Gina D's Kid's Club" program.

Customers
---------

The Company is not dependant on a few major customers because every television station in the country is involved in filling its production day and is constantly seeking quality program material to enable it to meet that demand. The Company intends to allow the television stations to keep 100% of advertising revenues in addition to 50% of the executive producer's 10% gross revenues from world wide licensing revenues, provided that they air the programs each week for two years. A similar concept has been previously used by the Lion's Group to marker the "Barney" character on the Public Broadcast System.

Personnel
---------

     We currently have 2 full-time employees and no part-time employees. We have no plan to hire any additional employees in the immediate future. We expect to meet our additional personnel needs through the hiring of independent contractors. The source of independent contractors is readily available in Central Florida from many different sources including the talent pool of professionals who have worked with companies such as Disney/MGM, Universal Studios and Nickelodeon. Recently the Company signed a 36 month financing agreement with MG Studios to produce 12 new episodes of Gina D's Kids Club".

Government Regulation
---------------------

         There is no need for any governmental approval of products or services of this type. The Federal Communications Commission Rules of Broadcast mandate that broadcasters must broadcast educational programs for children or lose their broadcast license. The programs that Raven Moon Entertainment, Inc. produces are educationally sound, original with fresh characters, have new music along with interesting and appealing promotional tie-in concepts for children and their parents and will thus comply fully with those Rules of Broadcast. Accordingly, the Company believes that any governmental regulation on the business will have a positive effect on the Company's business activities.

Company Background
------------------

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


                                  Risk Factors
                                  ------------

     A purchase of our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included or incorporated by reference in this report before making an investment decision. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

We have experienced operating losses in prior years.
----------------------------------------------------

     For the year ended December 31, 2002, we increased gross revenues from $7,100 to $30,000 and had net loss of $5,500,000 as compared with a net loss of $5,300,000 in the prior year.

We have limited marketing and sales capabilities
------------------------------------------------
     Our future success depends, to a great extent, on our ability to successfully market our products. We currently have limited sales and marketing capabilities. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant sales.

Our industry is intensely competitive, which may adversely affect our operations
--------------------------------------------------------------------------------
and financial results.
----------------------

     All our markets are intensely competitive and numerous companies offer products that compete with our products. We anticipate that this competition will continue to increase. Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. We cannot assure you that we will be able to effectively compete with our competitors in effecting our business expansion plans.

We depend on the continued services of our president.
-----------------------------------------------------

     Our future success depends, in large part, on the continuing efforts of our president, Joey DiFrancesco, our principal creative officer, who also developed our strategic plan and who is responsible for executing that plan. The loss of Mr. DiFrancesco would adversely affect our business. At this time we do not have any term "key man" insurance on Mr. DiFrancesco. If we lose the services of Mr. DiFrancesco, our business, operations and financial condition would be materially adversely affected.

Our stock price is volatile and could be further affected by events not within
------------------------------------------------------------------------------
our control.
------------

     The trading price of our common stock has been volatile and will continue to be subject to:

     o    volatility in the trading markets generally;

     o    significant fluctuations in our quarterly operating results; and

     o announcements regarding our business or the business of our competitors.

     Statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we operate or expect to operate could also have an adverse effect on the market price of our common stock. In addition, the stock market as a whole has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many small cap companies and which often have been unrelated to the operating performance of these companies.

     The price of our common stock may be adversely affected by the possible issuance of shares of our common stock as a result of the conversion of outstanding debentures or the exercise of outstanding options.

     We have granted options covering approximately 195 million shares of our common stock. In addition, we have $30,000 of outstanding debentures convertible at the option of the holders into approximately 800,000 shares of our common stock. As a result of the actual or potential sale of these shares into the market, our common stock price may decrease.

The liquidity of our stock is severely reduced because we are classified as a
-----------------------------------------------------------------------------
"penny stock".
--------------

     The Securities and Exchange Commission (SEC) has adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share. Our securities are subject to the existing rules on penny stocks and, accordingly, the market liquidity for our securities could be severely adversely affected. For any transaction involving a penny stock, unless exempt, the rules require substantial additional disclosure obligations and sales practice obligations on broker-dealers where the sale is to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of the common stock and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and accordingly the market for our common stock.


Item 2.  Description of Properties

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


Item 3.  Legal Proceedings.

     On March 11, 2003, a counsel for Mr. Randolph S. Shaw contacted the Company with a demand related to 400,000 convertible preferred shares of the Company he owns, redeemable by the Company in February 2003 at a price of $1.00 per share. The Company disputes this claim and the Company's counsel currently negotiating with Mr. Shaw the terms and conditions of the redemption of those shares by the Company.

Item 4. Submission Of Matters To A Vote Of Security Holders

     The following proposal was submitted to shareholders at our Annual Meeting of Shareholders held November 8, 2002. This proposal was approved by a majority of the shares present at the meeting.

     To re-elect five directors to serve for the ensuing year or until their successors are duly elected and qualified.


                                      Shares For              Shares Withheld
                                    ---------------         --------------------
Joseph DiFrancesco                    296,820,503                1,113,830
Bernadette DiFrancesco                296,820,503                1,113,830
Stephen Chrystie                      296,820,503                1,113,830
Norman Weistock                       296,820,503                1,113,830
Anthony Arcari                        290,613,348                7,320,985

                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

     Our common stock began trading on the NASDAQ over-the-counter bulletin board under the symbol "RMOO" on December 1, 2000.

Historical Market Price Data for Common Stock of Raven Moon Entertainment, Inc.
------------------------------------------------------------------------------

     The following table sets forth the range of high and low bid prices for the common stock for the period beginning January 1, 2001 and ending December 31, 2002, as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The prices do reflect the 10-for-1 forward split effective January 1, 2001.



     Common Stock                 High ($)                          Low ($)

     1st Quarter 2001            $ .38 (3.80 pre-forward split)     $ .05
     2nd Quarter 2001            $ .05                              $ .015
     3rd Quarter 2001            $ .015                             $ .003
     4th Quarter 2001            $ .155                             $ .003

     1st Quarter 2002            $ .08                              $ .025
     2nd Quarter 2002            $ .575                             $ .025
     3rd Quarter 2002            $ .03                              $ .0065
     4th Quarter 2002            $ .016                             $ .004


Number of Shareholders and Total Outstanding Shares
---------------------------------------------------

     As of December 31, 2002, approximately 529,731,964 shares of our common stock were outstanding and, as far as we can determine, were held by approximately 866 holders of record of our common stock.

Dividends
---------

     We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future.

Preferred Shares
----------------

     As of December 31, 2002, the Company had 6,024,755 shares of preferred stock outstanding. The preferred shares are convertible into 6,024,755 shares of common stock, or can be redeemed at $1.00 per share if the Company has the ability to redeem them.

     Our common stock is traded in the over-the-counter market, and the shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, as well as the shares of companies that are considered blind pools or blank check companies, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on one of the trading systems (not including the OTC Bulletin Board) of The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. In addition, several states restrict or prohibit trading in penny stocks and shares of blank check and blind pool companies.

     For transactions covered by the penny stock rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to customers purchasing penny stocks disclosing recent price information for the penny stocks held in their account and information on the limited market in penny stocks. These rules may make it less likely that a broker-dealer will act as a market maker for our shares or agree to engage in transactions for the purchase and sale of our shares.


Item 6. Management's Discussion and Analysis of Financial Condition and Results Operations

     Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward looking statements.

Item 6. Management's Discussion and Analysis of Financial Condition and Results Operations

     Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward looking statements.

     Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of shareholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

     This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 7 of this report.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this report.


Overview

     In the past year, Raven Moon Entertainment has produced ten products; "Gina D's Kids Club" Volume 1, ("Join The Club"), "Gina D's Kids Club" Volume 2, ("Good News"), "Gina D's Kids Club" Volume 3, ("Smile-A-bility"), the "Gina D's Kids Club" Three Episode DVD, the "Gina D's Kids Club" Music CD Volume 1, the "Gina D's Kids Club" Music CD Volume 2, the "Young America" Limited Edition CD single, the "Sing A Long With Gina" VHS, the "Sing A Long With Gina" DVD, and the "Cuddle Bug" plush toy.

     Raven Moon has also established certain relationships with distributors which have already generated orders from Christian bookstores throughout the country and most major online retailers including Wal-Mart, Target, Books A Million, Borders, Toys R Us, Babies R US, and Amazon. The Company has begun generating revenue on a weekly basis.

     In order to reduce Raven Moon Entertainment's debt and expedite the revenue stream the company recently elected to spin off Raven Moon Home Video Products, LLC into a separate publicly traded company. The debt, which is reflected on the company's balance sheet as an advance from class B members of LLC amounts to $1,958,800. The reduction of almost 2 million dollars of debt, which should be reflected in the upcoming quarterly financial statements, will put the company and its shareholders in a much better position to achieve its ultimate goal for year end 2003 profitability.

     The company plans to complete a total of 15 episodes of the "Gina D's Kids Club" series. As part of our business plan, the completion of these episodes creates multiple revenue streams which includes worldwide licensing and merchandising opportunities for the videos, CD's, and toys that have been inspired by the show, as well as future advertising revenue. Parents told us that they wanted better programming for their children, and we are committed to our goal of providing the very best in family values children's entertainment.

Results of Operations

    Revenue

Total revenue increased from $7,110 in 2001 to $30,590 in 2002.

    Consulting fees

Consulting fees increased from $849,709 in 2001 to $1,473,706 in 2002. This increase was primarily due to the higher cost of our consulting services.

    Option rights to intellectual property

Total cost of option rights to intellectual property increased from $585,000 in 2001, to $1,541,400 in 2002. This increase was primarily due to the extension of the option period for the intellectual property right owned by Joey and Bernadette DiFrancesco to April 2004 at a cost of $1,000,000.

Production expenses.

Our production expenses decreased from $1,651,734 in 2001 to $1,582,759 in 2002. The decrease in our production expenses was mainly contributable to suspension of several development projects.

General and Administrative.

Our general and administrative expenses consist primarily of professional fees. General and administrative expenses have decreased from $2,056,910 in 2001 and to $1,643.369 in 2002. The decrease from 2001 to 2002 was primarily due to decrease in professional fees and contract labor cost.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities.

In November 2002, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangement with Multiple Deliverables," which addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. Issue No. 00-21 also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company will adopt this guidance prospectively for all revenue arrangements entered into after December 29, 2002. The Company does not expect Issue No. 00-21 to have a material impact on the financial statements.

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" that amends SFAS No. 123, "Accounting for Stock-Based Compensation." The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for employee stock options using the fair value method in accordance with of SFAS No. 123 and 148.

Item 7. Financial Statements.



                         RAVEN MOON ENTERTAINMENT, INC.







                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----

Independent Auditors' Report                                              F-1

Consolidated Balance Sheets                                               F-2

Consolidated Statements of Operations                                     F-3

Consolidated Statements of Deficit in Stockholders' Equity                F-4

Consolidated Statements of Cash Flows                                     F-5

Notes to Consolidated Financial Statements                              F-7-F-24

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Raven Moon Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Raven Moon Entertainment, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, deficit in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raven Moon Entertainment, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Richard L. Brown & Company, P.A.
-------------------------------------
     Richard L. Brown & Company, P.A.


Tampa, Florida
March 7, 2003, except for Note 12 dated March 10, 2003



                                      RAVEN MOON ENTERTAINMENT, INC.

                                        CONSOLIDATED BALANCE SHEETS

                                        December 31, 2002 and 2001



                                                  ASSETS


                                                                                  2002            2001
                                                                              ------------    ------------

Cash                                                                          $     19,200    $     16,397
Receivable from affiliated company                                                    --             4,223
Accounts receivable                                                                  6,512            --
Prepaid expense                                                                     28,300            --
Inventory                                                                            6,586            --
Office equipment, net of $6,900 and $5,329 of
       accumulated depreciation                                                       --             1,571
Organization costs, net of $17,978 and $14,070 of
       accumulated amortization                                                      1,560           5,468
Intellectual properties                                                               --           200,000
Advance on future royalties-related party                                           46,000          20,000
                                                                              ------------    ------------
                                                                              $    108,158    $    247,659
                                                                              ============    ============



                             LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY


Accounts payable to third parties                                             $     10,500    $       --
Accrued salaries and wages to officers                                             186,383         685,480
Accrued consulting fees                                                               --           295,000
Accrued interest payable to officers and related parties                            77,952          78,717
Notes payable to officers and related parties                                       83,000         264,295
Loans from shareholders                                                             62,000          82,000
Advance from Class B Members of LLC                                              1,958,800         104,600
Debentures payable                                                                  30,000          30,000
                                                                              ------------    ------------

                 Total liabilities                                               2,408,635       1,540,092


COMMITMENTS AND CONTINGENCIES (note 7)


DEFICIT IN STOCKHOLDERS' EQUITY
          Preferred stock, $.0001 par value, authorized 800,000,000 shares;
                issued and outstanding 6,024,755 in 2002 and 2001                      602             602
          Common stock, $.0001 par value, authorized 8000,000,000 shares;
                529,731,964 shares issued and outstanding in 2002 and
                304,472,722 in 2001                                                 52,972          30,247
          Additional paid-in capital                                            12,063,812       7,597,865
          Accumulated deficit                                                  (14,417,863)     (8,921,147)
                                                                              ------------    ------------

                Total deficit in stockholders' equity                           (2,300,477)     (1,292,433)
                                                                              ------------    ------------

                                                                              $    108,158    $    247,659
                                                                              ============    ============


See notes to Consolidated Financial Statements.

                                                   F-2



                                   RAVEN MOON ENTERTAINMENT, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                           For the years ended December 31, 2002 and 2001



                                                                           2002           2001
                                                                        -----------    -----------
REVENUES:
           Sales                                                        $    30,590    $     7,110
                                                                        -----------    -----------
COSTS AND EXPENSES:
           Consulting fees                                                1,473,706        849,709
           Depreciation                                                       1,571          1,758
           Interest expense                                                  34,501         38,079
           Write-off of intellectual property                                  --          103,754
           Option rights to intellectual properties                       1,541,400        585,000
           Production expense                                             1,582,759      1,651,734
           General and administrative expense                             1,643,369      2,056,910
                                                                        -----------    -----------

                                                                          6,277,306      5,286,944
                                                                        -----------    -----------

Net loss before forgiveness of accrued salaries and wages to officers    (6,246,716)    (5,279,834)

Forgiveness of accrued salaries and wages to officers                       750,000           --
                                                                        -----------    -----------
Net loss                                                                 (5,496,716)    (5,279,834)
                                                                        ===========    ===========
Net loss per share                                                            (0.01)         (0.02)
                                                                        ===========    ===========


See notes to Consolidated Financial Statements.

                                                F-3


                                   RAVEN MOON ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY

                           For the years ended December 31, 2002 and 2001


                                             Preferred Stock                  Common Stock
                                      ----------------------------    ----------------------------
                                         Shares          Amount          Shares          Amount
                                      ------------    ------------    ------------    ------------
Balance December 31, 2000               21,125,730    $      2,113      99,962,420    $      9,996

  Preferred shares issued for
     beneficial conversion feature       2,273,320             227
  Preferred shares issued for
     expenses                            7,940,500             794
  Preferred shares issued for loan
     payment                             6,449,500             645
  Conversion of preferred stock to
     common stock                      (23,064,295)         (2,307)     23,064,295           2,307
  Common stock warrants granted  to
     officers and directors
  Common stock options granted to
     related party
  Exercise of warrants                                                   3,200,000             320
  Exercise of options                                                    7,000,000             700
  Shares issued for conversion of
     debenture                                                          72,612,504           7,261
  Shares issued for intellectual
     property                                                            7,000,000             700
  Shares issued for option on
    rights to Gina D                                                    30,000,000           3,000
  Shares issued for expenses                                            65,993,003           6,599
  Shares issued for loan repayment                                          90,000               9
  Cancelled shares                      (8,700,000)           (870)     (6,449,500)           (645)
  Net loss for the year
                                      ------------    ------------    ------------    ------------
      Balance December 31, 2001          6,024,755             602     302,472,722          30,247

  Common stock warrants granted to
     senior consultants
  Common stock warrants granted to
     debenture holders
  Common stock options granted to
     officers and directors
  Common stock options granted to
     related party
  Common stock options granted to
     senior consultants
  Common stock options granted for
     expenses
  Exercise of warrants by directors
     and officers                                                       10,000,000           1,000
  Exercise of warrants by senior
     consultants                                                         2,700,000             270
  Exercise of warrants                                                     176,152              17
  Exercise of options by related
     party                                                              72,902,640           7,290
  Exercise of options                                                   12,000,000           1,200
  Shares issued for cash                                                 1,250,000             125
  Shares issued for option on
     rights to Gina D                                                   20,000,000           2,000
  Shares issued for accrued
     consulting fees                                                     6,500,000             650
  Shares issued to related party
     for expense                                                        15,000,000           1,500
  Shares issued to senior
     consultant for expenses                                            45,000,000           4,500
  Shares issued for expenses                                            60,930,454           6,093
  Cancelled shares previously
     issued for intellectual
     property                                                           (7,000,000)           (700)
  Cancelled shares                                                     (12,200,004)         (1,220)
  Net loss for the year                                                       --              --
                                      ------------    ------------    ------------    ------------

     Balance December 31, 2002           6,024,755    $        602     529,731,964    $     52,972
                                      ============    ============    ============    ============

See notes to Consolidated Financial Statements.

                                                 F-4


                          RAVEN MOON ENTERTAINMENT, INC.

            CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY

                  For the years ended December 31, 2002 and 2001
                                   (Continued)


                                       Additional
                                        paid-in       Accumulated
                                        capital         deficit          Total
                                      ------------    ------------    ------------
Balance December 31, 2000             $  2,455,814    $ (3,641,313)   $ (1,173,390)

  Preferred shares issued for
     beneficial conversion feature                                             227
  Preferred shares issued for
     expenses                              237,206                         238,000
  Preferred shares issued for loan
     payment                                86,515                          87,160
  Conversion of preferred stock to
     common stock                                                             --
  Common stock warrants granted  to
     officers and directors                 12,000                          12,000
  Common stock options granted to
     related party                          70,700                          70,700
  Exercise of warrants                      42,680                          43,000
  Exercise of options                      139,300                         140,000
  Shares issued for conversion of
     debenture                           1,270,325                       1,277,586
  Shares issued for intellectual
     property                              199,300                         200,000
  Shares issued for option on
    rights to Gina D                       582,000                         585,000
  Shares issued for expenses             2,485,519                       2,492,118
  Shares issued for loan repayment          14,991                          15,000
  Cancelled shares                           1,515                            --
  Net loss for the year                                 (5,279,834)     (5,279,834)
                                      ------------    ------------    ------------
      Balance December 31, 2001          7,597,865      (8,921,147)     (1,292,433)

  Common stock warrants granted to
     senior consultants                    112,400                         112,400
  Common stock warrants granted to
     debenture holders                      13,580                          13,580
  Common stock options granted to
     officers and directors                170,000                         170,000
  Common stock options granted to
     related party                         705,100                         705,100
  Common stock options granted to
     senior consultants                    369,000                         369,000
  Common stock options granted for
     expenses                               89,300                          89,300
  Exercise of warrants by directors
     and officers                           29,000                          30,000
  Exercise of warrants by senior
     consultants                            59,730                          60,000
  Exercise of warrants                       2,193                           2,210
  Exercise of options by related
     party                                 372,708                         379,998
  Exercise of options                      154,800                         156,000
  Shares issued for cash                    14,875                          15,000
  Shares issued for option on
     rights to Gina D                      388,000                         390,000
  Shares issued for accrued
     consulting fees                       294,350                         295,000
  Shares issued to related party
     for expense                           193,500                         195,000
  Shares issued to senior
     consultant for expenses               606,500                         611,000
  Shares issued for expenses             1,088,991                       1,095,084
  Cancelled shares previously
     issued for intellectual
     property                             (199,300)                       (200,000)
  Cancelled shares                           1,220                            --
  Net loss for the year                                 (5,496,716)     (5,496,716)
                                      ------------    ------------    ------------

     Balance December 31, 2002        $ 12,063,812    $(14,417,863)   $ (2,300,477)
                                      ============    ============    ============

See notes to Consolidated Financial Statements.

                                    F-4(Con't)



                                        RAVEN MOON ENTERTAINMENT, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the years ended December 31, 2002 and 2001



                                                                                      2002           2001
                                                                                   -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                  $(5,496,716)   $(5,279,834)
         Adjustments to reconcile net loss to net cash
              used by operating activities:
                   Decrease in advances                                                   --           20,000
                   Decrease in receivables from affiliated company                       4,223        262,009
                   (Increase) in accounts receivable                                    (6,512)          --
                   (Increase) in prepaid expense                                       (28,300)          --
                   (Increase) in inventory                                              (6,586)          --
                   Depreciation and amortization                                         5,479          5,666
                   Writeoff of production and royalty rights                              --          103,754
                   (Increase) in advanced royalty payments to related party            (26,000)       (20,000)
                   Increase in accounts payable to third parties                        10,500        261,037
                   (Decrease) in accrued interest on debentures                           --          (20,119)
                   (Decrease) increase in accrued salaries and wages to officers      (499,097)       354,280
                   (Decrease) increase in accrued interest payable to officers
                        and related party                                                 (765)        31,547
                   Class B membership issued for option on rights to Gina D          1,000,000           --
                   Common stock options granted for expenses                         1,333,400         12,000
                   Common stock warrants granted for expenses                          125,980         70,700
                   Shares issued for expenses                                        2,291,084      3,315,118
                                                                                   -----------    -----------

                                    Net cash (used) by operations                   (1,293,310)      (883,842)



CASH FLOWS FROM FINANCING ACTIVITIES
         Advances from Class B Membership Units                                        854,200        104,600
         Proceeds from sale of common stock                                             15,000           --
         Proceeds from exercise of options                                             535,998        140,000
         Proceeds from exercise of warrants                                             92,210         43,000
         Proceeds from sale of debentures                                                 --          741,245
         Payments on notes payable - shareholders                                      (20,000)        (5,000)
         Proceeds from notes payable to officers and affiliated companies              135,600           --
         Repayments of notes payable - officers and affiliated companies              (316,895)      (123,326)
                                                                                   -----------    -----------

                                    Net cash provided by financing activities        1,296,113        900,519
                                                                                   -----------    -----------

         Net increase in cash                                                            2,803         16,677

         Cash at beginning of period                                                    16,397           (280)
                                                                                   -----------    -----------

                                                                                   $    19,200    $    16,397
                                                                                   ===========    ===========


See notes to Consolidated Financial Statements.

                                                      F-5

                      RAVEN MOON ENTERTAINMENT, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2002 and 2001



                                                       2002          2001
                                                    ----------    ----------

                         NON CASH FINANCING ACTIVITIES
                         ------------------------------

Preferred shares issued for
             beneficial conversion feature          $     --      $      227
                                                    ==========    ==========
 Preferred shares issued for
             loan payment                           $     --      $   87,160
                                                    ==========    ==========
 Shares issued for conversion
             of indebtedness                        $     --      $1,277,586
                                                    ==========    ==========
 Shares issued  (subsequently cancelled)
             for intellectual property              $ (200,000)   $  200,000
                                                    ==========    ==========
 Shares issued for accrued
             consulting fees                        $  295,000    $     --
                                                    ==========    ==========
 Shares issued for option on
             rights to Gina D                       $  390,000    $  585,000
                                                    ==========    ==========
 Shares issued for loan repayment                   $             $   15,000
                                                    ==========    ==========


See notes to Consolidated Financial Statements.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 1-- Description of the Company

Raven Moon Entertainment, Inc. and its wholly owned subsidiaries are primarily engaged in the production, development, promoting, selling and distributing Family Values and Christian-oriented video entertainment products. The market for these products is worldwide, although the company will devote most of its efforts within the continental United States.

Note 2-- Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiaries Raven Moon Home Video Products, LLC and JB Toys, LLC. Raven Moon Home Video Products, LLC will cease to exist on December 11, 2011, and JB Toys, LLC will cease to exist on December 5, 2012. Inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue from distribution of video entertainment products is recognized upon receipt of payment or delivery of product, which does not vary significantly from the time the products are shipped.

Revenue from one customer in 2002 accounted for 33% to total sales and the balance of accounts receivable at December 31, 2002 is due from one customer.

Production Costs

Production costs include costs to develop and produce video entertainment products. These costs were paid primarily to companies and individuals hired to perform a specific task. The Company out-sources these activities in order to reduce overhead costs. Production costs are amortized by the ratio of current year's revenue bear to management's estimated ultimate revenue. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to expense all production costs.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 2-- Summary of Significant Accounting Policies (continued)

Stock Based Compensation

The Company accounts for stock options issued to employees under Statement of Financial Accounting Standards 123, wherein such options are valued based upon the Block-Scholes option pricing model.

Debt with Stock Purchase Warrants and Beneficial Conversion Features

The proceeds received from debt issued with stock purchase warrants is allocated between debt and the warrants, based upon the relative fair value of the two securities and/or beneficial conversion features.

Accounts Receivable

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Inventory

Inventory consists of various video entertainment products recorded on CDs. Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

Unclassified Balance Sheet

In accordance with the provisions of SOP 00-2, the Company has elected to present an unclassified balance sheet.

Intellectual Property

Intellectual property is recorded at the lower of cost or net realizable value. The Company performs an impairment test of intellectual property quarterly. SFAS 142 requires the Company to compare the fair value of the intellectual property to its carrying amount to determine if there is potential impairment. If the carrying amount of the intellectual property exceeds its fair value, an impairment loss is recognized. Fair values for intellectual property are determined based on discounted cash flows, market multiples or appraised values

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 2-- Summary of Significant Accounting Policies (continued)

Intellectual Property (continued)

as appropriate. Because the Company cannot demonstrate through its experience the ultimate revenue from intellectual property it has elected to expense all costs associated with intellectual property.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Net Loss Per Share

Primary loss-per-share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding were 409,200,000 and 211,000,000 for the years ended December 31, 2002 and 2001, respectively. Common Stock equivalents were not considered in the calculation of net loss per share because their effect would be antidilutive.

Income Taxes

The Company has incurred approximately $14,400,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

Office Equipment

Office equipment is recorded at cost. Depreciation is calculated using the straight-line method.

Reclassifications

Certain amounts reported in previous years have been reclassified to the 2002 financial statement presentation.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 2-- Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition For Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities.

In November 2002, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00- 21, "Accounting For Revenue Arrangement With Multiple Deliverables", which addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. Issue No. 00-21 also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable and there exits sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company will adopt this guidance prospectively for all revenue arrangements entered into after December 29, 2002. This Company does not expect Issue No. 00-21 to have a material impact on the financial statements.

In December 2002 the FASB issued SFAS No. 148, "Accounting For Stock-based Compensation- Transition and Disclosure" that amends SFAS No. 123, "Accounting For Stock-Based Compensation". The standard provides for; (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial information. SFAS No. 148 is effective for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for employee stock options using the fair value method in accordance with SFAS No. 123 so no additional disclosures under SFAS No. 148 are required.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 3-- Business and Operations

The Company is currently working to establish the following lines of business:

                           Home Video and Television Productions
                           Internet Retail Sales
                           Music CDs
                           Plush Toys

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

                           Obtain additional debt and equity financing.
                           Generate profitable operations in the future.

The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing and cost reduction measures. There can be no assurance that the Company will be able to successfully implement its plan, or if successfully implemented, the Company will achieve its goals. Furthermore, if the Company is unable to raise additional funds it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 4-- Intellectual Properties

During 1997, the Company acquired intellectual properties, production rights and royalty rights in connection with an acquisition accounted for as a purchase. As of the date this transaction was consummated, and currently, there were no outstanding agreements or contracts related to the above productions. While management believes these intellectual properties have significant value, establishing this value in the absence of definitive agreements cannot be accomplished. Therefore, during the fourth quarter of 2001, the Company elected to write-off the carrying value of these assets as the Company has no current plans to develop these projects.

On March 27, 2001, the Company entered into an Interim Management Services Agreement with Hacker-Rumsley (HR). The agreement was from March to July of 2001 and the Company paid approximately $290,000 and 6,500,000 shares of common stock, valued at $295,000, issued in January 2002. For this payment the Company received certain carrying interests and rights to three of the four HR owned properties, "The Icely Brothers", "Wild Streets", "Star Ridz", and "Dirts Trax", based upon the following terms:

          - A recoupment of $200,000 in development costs on a pari parsu basis with total production costs against series sold in market.

          - An equal participation to HR "Producers Share" of Net Profits.

As of the date this transaction was consummated, there were no outstanding agreements or contracts related to the above productions. While management believes these intellectual properties have significant value, establishing this value in the absence of definitive agreements cannot be accomplished. Therefore, during the fourth quarter of 2001, the Company has charged the costs associated with these production rights to production expense because the Company has no current plans to develop these projects.

On July 11, 2001, the Company purchased the assets and rights to intellectual property from Knightlights Foundation, Inc. for 7,000,000 shares of the Company's common stock, valued at $200,000, which approximates the fair market value of the assets received. The assets consisted of twenty stories and related artwork. As of December 31, 2002, the Company has agreed with the Knightlights Foundation, Inc. to rescind this transaction and return this project in exchange for the 7,000,000 shares of the Company's common stock originally issued, or $200,000.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 5-- Debt

Debt for the Company consists of the following:

Notes payable to officers and affiliated companies bear interest at 10% annually. These are demand notes, and are unsecured.

Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock in 2000 and are also entitled to gross revenue royalty fees of the gross revenue of the Company for ten years. The royalties range from .0125% to .5% of gross revenues. No royalties were earned in 2002 and 2001.

Debentures payable are two year 12% convertible subordinated debentures due January 10, 2003. Substantially all of the debenture holders have converted the debentures into the Company's common stock.

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

Note 6-- Related Party Transactions

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:

              J. & B. FiFrancesco, Inc.
              WEE-OOO, LTD.
              Beyond the Kingdom, Inc.
              T.V. Toys, Inc.
              2221 Music

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 6-- Related Party Transactions (continued)

              The Company had incurred aggregate consulting, production, marketing and management fees with:

                                                        2002           2001
                                                        ----           ----
                  Officers, directors
                       and other related parties     $2,619,300     $1,260,900
                                                     ==========     ==========


During the year ended December 31, 2002, Raven Moon Entertainment, Inc. purchased 15 units of Raven Moon Home Video Products, LLC for $150,000. This transaction was eliminated in consolidation.

On January 3, 2001, the Company entered into a talent agreement with Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company. Under terms of the agreement, Mrs. Mouery granted the Company an exclusive, worldwide license to use her name, the registered name "Gina D", her likeness and performance for the "'Gina D's Kids Club Show" program. The term of the license is ten years. The Company agreed to pay Ms. Mouery 3,200,000 shares. These shares were valued at $544,000. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to charge consulting expense of $544,000. The Company is obligated to pay Ms. Mouery a monthly advance of $2,000 against one percent of any and all gross revenues from the show and for ten years following the term of the license. The Company paid Ms. Mouery $26,000 and $20,000 for the years ended December 31, 2002 and 2001, respectively, and the payments were recorded on the balance sheet as advance on future royalties - related party.

The Company agrees to pay or reimburse Ms. Mouery $635 a month for a leased car during the first two years of the agreement. The Company paid approximately $7,200 for the years ended December 31, 2002 and 2001, which is included in the general and administrative expenses. The Company also granted Ms. Mouery options to purchase up to 10,000,000 shares of common stock at an exercise price of $.02 per share, this option was valued at $70,700. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products, it has elected to charge consulting expenses $70,700.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 6-- Related Party Transactions (continued)

Of these options, 7,000,000 were vested and exercised in January of 2001. Of the remaining options, 2,000,000 were vested and exercised in March of 2002. Of the remaining options, 250,000 will vest and be exercisable on January 1 for each of the calendar years 2003 through and including 2006. In addition, the Company amended this agreement on March 3, 2002, to grant Ms. Mouery options to purchase an additional 3,000,000 shares of common stock at exercise price of $.02 per share. This option was valued at $102,100. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products, it has elected to charge consulting expenses $102,100. During the year ended December 31, 2002, Gina Mouery exercised 5,000,000 options for shares of common stock for $100,000. (See Note No. 12.)

On April 11, 2001, the Company issued a non refundable grant of 30,000,000 restricted shares of common stock, valued at $585,000, to Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina D's Kids Club Show" which have been created by Joseph and Bernadette DiFrancesco. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002. The Company charged the option price to expense during the year 2001. On May 17, 2002, the Company made an addendum to the Option Agreement in exchange for a $100,000 note payable to Joseph and Bernadette DiFrancesco and a non-refundable grant of 20,000,000 shares of common stock, valued at $390,000 and provided that the terms, conditions and payment due in the Agreement dated April 11, 2001 are met and fulfilled by April 11, 2003, the option agreement granted to the Company on April 11, 2001 shall be in force for a period of twenty (20) years. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products, it has elected to charge option rights to intellectual properties $490,000 during 2002. On November 29, 2002, the Company made another addendum to the original agreement dated April 11, 2001, whereby the Company granted to Joseph and Bernadette DiFrancesco a non-refundable grant of 100 units of Class B memberships in Raven Moon Home Video Products, LLC. In exchange for the Class B membership units, the Company obtained an additional year beginning April 2003 to meet the terms and conditions of the agreement dated April 11, 2001. The Class B memberships were valued at $1,000,000. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to charge $1,000,000 to option rights to intellectual properties expense during 2002.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 6-- Related Party Transactions (continued)

In December of 2002, the Company, through its subsidiary JB Toys, LLC, granted to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco, a non-refundable grant of 100 units of Class B memberships for the rights to reproduce characters of Gina D for sale. The Class B memberships were valued at $52,000. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products, it has elected to charge option rights to intellectual properties $52,000 during 2002. The total value of the Class B memberships in JB Toys, LLC is $92,000 and are all owned by WEE-OOO, LTD. (See Note No. 12).

On August 14, 2002, the Company entered into a Consulting and Marketing Agreement with David Mouery, the son-in-law of Joseph DiFrancesco, President and Chief Executive Officer of the Company. The Company issued 15,000,000 shares of common stock and options for 90,000,000 shares of common stock to David Mouery. The option exercise price of the common stock is a 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise. The stock was valued at $195,000, and the options were valued at $603,000 and charged to consulting expense. During the year David Mouery exercised options for 67,902,640 shares of common stock for $280,000. (See Note No.12).

The officers and directors were granted the following common stock warrants for a three year term:

Date                    Common Stock Warrants          Exercise Price per Share
----                    ---------------------          ------------------------

April 5, 2000                  7,500,000                         $.044

September 1, 2001             15,000,000                         $.003

On May 20, 2002, several of the officers and directors exercised 10,000,000 warrants at .003 per warrant.

The directors were granted the following common stock options for a ten year term:

Date                    Common Stock Options           Exercise Price per Share
----                    --------------------           ------------------------

November 29, 2002             50,000,000                         $.005

These options were valued at $170,000, and charged to general and administrative expense.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 6-- Related Party Transactions (continued)

During the year loans from officers, directors, senior management and related parties are summarized as follows:

                                                2002               2001
                                                ----               ----

          Balance at beginning of year        $264,295           $489,781
          Increase in loans                    135,600            204,000
          Payments on loans                   (316,895)          (429,486)
                                              --------           --------
          Balance at end of year              $ 83,000           $264,295
                                              ========           ========

Interest expense accrued on these loans was approximately $22,000 and $35,000 for the year ended December 31, 2002 and 2001, respectively.

On September 16, 2002, the Company paid Gina Mouery $22,500 related to the promissory loan balance due to her for a talent agreement. This balance was included in the notes payable to officers and related parties.

In December of 2002, WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco, purchased $40,000 of Class B Units of JB Toys, LLC. In February of 2003, $40,000 of this loan was repaid from gross profits of the LLC. (See Notes No. 5 and 12).

Note 7-- Commitments and Contingencies

a) The Company has entered into an employment contract with the officers, Joseph and Bernadette DiFrancesco. Under the terms of the agreement, the Company is obligated to make the following annual payments through November 15, 2005:

          2003              $510,000
          2004              $612,000
          2005              $627,000

     In addition, the officers are to receive a "Founders" royalty of 10% for any entertainment revenue received by the Company for any entertainment project developed and or produced by the Company during the term of this agreement. This royalty will be paid between November 16th and December 31st in perpetuity.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 7-- Commitments and Contingencies (continued)

b) The Company had entered into various month to month verbal agreements with unrelated third parties to provide production, marketing and administrative services. Payments are made based on invoices rendered for specific services provided.

c) On March 25, 2002, the Company entered into an agreement with MG Studios for the production of twelve videos of "Gina D's Kids Club". MG Studios will finance and provide all the pre- production, production and post production facilities, work and services necessary to complete the twelve videos. The Company was obligated to pay $10,000 on June 1, 2002, and to continue to pay MG Studios on a regular basis, but not more than $10,000 per week. The Company has complied with the terms of this agreement. The cost per episode is estimated at $135,700. Any changes during production approved by the Company that result in additional costs will be added to the estimated cost per episode. If the charges for all twelve episodes exceed $1,800,000, the Company will incur interest charges at 8% on the excess. If the Company fails to make its required payments to MG Studios, it will incur interest at 8%. (See Note No. 12.)

d) On March 1, 2002, the Company entered into a one year agreement with Big Apple Consulting U.S.A., Inc. (Big Apple) to market and promote the Company to brokers, investors, advisors and other individuals and entities. The Company will issue 18,000,000 restricted shares on common stock and 6,000,000 warrants. The Company issued 5,000,000 restricted shares on March 11, 2002, which were valued at $130,000 and charged to consulting fees. The Company issued 2,000,000 restricted shares on June 7, 2002, which were valued at $39,000 and charged to consulting fees. The Company issued 8,000,000 restricted shares on September 30, 2002, which were valued at $72,000 and charged to consulting fees. The warrants issued to Big Apple were valued at $112,400 and charged to consulting fees. Big Apple exercised warrants for 2,500,000 shares at $.02 per share in May and June of 2002 and exercised 200,000 warrants at $.05 per share in June of 2002. The Company is still obligated to issue 3,000,000 restricted shares as of December 31, 2002.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 7-- Commitments and Contingencies (continued)

e) On May 8, 2002, the Company entered into a one year agreement with a race car driver for a non-exclusive license to use the Company's trademarks on his race car, equipment and clothing. Upon execution of this agreement, the Company has agreed to grant a non-qualified stock option valued at $1,080,000. The exercise price is either 70% of the low price for the five days immediately preceding the date of exercise or not less than $.04 per share. $180,000 of options shall immediately vest following execution of this agreement, thereafter, $180,000 in options shall vest on the first day of each of the five consecutive successive months thereafter beginning June 1, 2002. Any options that remain unexercised at termination of this agreement will expire. The options were valued at $62,400 and included in general and administrative expense.

f) On July 14, 2002, the Company entered into a three year agreement with Jackie Joyner Kersee for a grant of 5,000,000 shares of common stock. The common stock was valued at $49,000 and charged to consulting fees. She will be a member of the Board of Advisors to the Company and will allow the Company to utilize her initials, character, name, likeness, photograph and endorsement in personal appearances to promote the Company's products.

g) On August 12, 2002, the Company entered into a three year executive sales and marketing consulting agreement with a Consultant. The Consultant will assist the CEO on an as needed basis for mergers, acquisitions, meetings, conventions and travel, and to initiate new contracts, contacts and increase the sales of the Company's products, merchandise and services with distributors and all other opportunities and assignments given to him by the CEO. Compensation for services provided for year one is 30,000,000 restricted shares of common stock to be registered in the SB-2, $300,000 options of common stock @ 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise of the option against a 10% gross commission of any sales of merchandise or products sold by the Company from any deal approved by the Company and initiated by the Consultant. In year two a draw of $250,000 or stock based upon the average closing share price of the previous ten trading days from the end of the term against a 10% gross commission of any sales of merchandise or products sold by the Company from any deal approved by the Company and initiated by the Consultant. In year three a draw of $300,000 or stock based upon the average closing share price of the previous ten trading days from the end of the term against a 10% gross commission of any sales of merchandise or products sold by the Company from any deal approved by the Company and initiated by the Consultant. The 30,000,000 shares of restricted common stock were valued at $390,000 and the options granted were valued at $369,000. These items were charged to consulting fees.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 8-- Preferred Stock

At the Company's option, each share of preferred stock can be sold to the Company by the holders for $1.00 per share after three years and before five years, or in the alternative, the preferred shares can be converted into common stock on a one to one basis. Also, the Company has the right to call the preferred shares at a price of $.75 per share, after giving a 90 day notice, during the fourth and fifth year. At this time the Company has elected not to reacquire any shares of preferred stock.

Note 9-- Stock Option Plan

The Company established a stock option plan for its executives, consultants, key employees, directors and its affiliates. (The "2001 Stock Option Plan".) The 2001 Stock Option Plan allows for incentive stock options to be granted to future participants at a price not less than 100% of the market value per share on the date of the grant. Non-statutory options are granted at prices and terms determined by the board of directors.

                                                               Weighted Average
                                                Shares          Exercise Price
                                                ------          --------------

Outstanding at December 31, 2000                   --                 --

          Granted                             10,000,000            $.0200

          Exercised                           (7,000,000)           $.0200
                                             -----------

Outstanding at December 31, 2001               3,000,000            $.0200

          Granted                            185,000,000            $.0073

          Exercised                          (84,902,640)           $.0062
                                            ------------

Outstanding at December 31, 2002             103,097,360            $.0039
                                            ============

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 9-- Stock Option Plan (continued)

The exercise price for 10,000,000 of common stock options granted in 2001 was $.02 per share. The fair market value of common stock at the date of grant was $.06 per share. The exercise price and the market value for common stock options granted in 2002 is as follows:

Options granted         Exercise Price                       Fair Market Value

 3,000,000                    $.02                                  $.040
 6,000,000              not less than $.04                          $.030
60,000,000              1/2 of previous 10 days average price       $.020
 6,000,000              1/2 of previous 10 days average price       $.009
50,000,000                    $.005                                 $.005
60,000,000              1/2 of previous 10 days average price       $.006

The weighted average fair value of options granted during 2002 and 2001 were $.0073 and $.0200, respectively. The weighted-average remaining life of options granted were 6.44 and 4.00 years at December 31, 2002 and 2001, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002 and 2001: Risk free interest rate of 5.0%, a dividend yield of zero and a volatility factor of .50, respectively

Note 10-- Common Stock Warrants

                                                               Weighted Average
                                                Shares          Exercise Price
                                                ------          --------------

Outstanding at December 31, 2000              10,886,860            $.0423

          Granted                             22,637,424            $.0114

          Exercised                           (3,300,000)           $.0138
                                             -----------

Outstanding at December 31, 2001              30,224,284            $.0224

          Granted                             12,174,000            $.0150

          Exercised                          (12,876,152)           $.0072
                                             -----------

Outstanding at December 31, 2002              29,522,132            $.0252
                                             ===========

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 10-- Common Stock Warrants (continued)

The exercise price and the fair market value of common stock warrants issued is summarized as follows:

Granted                                Exercise price      Fair market value
-------                                --------------      -----------------

2001
----

15,000,000                                 $.0030                $.008
   200,000                                 $.0350                $.010
 3,000,000                                 $.0143                $.100
 4,437,424                                 $.0385                $.130

2002
----

 6,000,000                                 $.02 to .03           $.04
 6,174,000                                 $.01                  $.01

The weighted average fair value of warrants granted during 2002 and 2001 were $.0150 and $.0114, respectively. The weighted-average remaining life of warrants granted were .73 and 1.72 years at December 31, 2002 and 2001, respectively.

The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002 and 2001: Risk free interest rate of 5.0%, a dividend yield of zero and a volatility factor of .50, respectively.

Note 11-- Legal Proceedings

On March 11, 2003, counsel for Mr. Randolph S. Shaw contacted the Company with a demand related to 400,000 convertible preferred shares of the Company he owns. The shares are redeemable by the Company in February 2003. The Company is currently negotiating with Mr. Shaw the terms and conditions of the redemption of those shares by the Company.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 12-- Subsequent Events

On January 14, 2003, the Company announced its intention to split into two independent publicly traded companies by spinning off Raven Moon Home Video Products, LLC as a dividend to shareholders. Raven Moon Entertainment, Inc. shareholders will be awarded a pro-rata distribution of stock in the new company. The exact ratio and timing of the distribution have not been finalized, but the estimated date for the spin-off is mid-2003.

Through the period ended March 7, 2003, the Company has received an additional $364,000 in cash and $154,000 of services in exchange for the sale of Class B membership units in Raven Moon Home Video Products, LLC. This includes $228,000 of cash received from Raven Moon Entertainment, Inc.

Through the period ended March 7, 2003, David Mouery has exercised options for 93,123,043 shares of common stock for $169,000.

Through the period ended March 7, 2003, Gina Mouery has exercised options for 43,539,681 shares of common stock for $59,000.

Raven Moon Home Video Products, LLC issued a one-time bonus to its four songwriters, valued at $20,000 per songwriter. Two of the songwriters are Joseph and Bernadette DiFrancesco, officers of the Company.

On January 13, 2003, the Company issued 15,000,000 shares of free trading common stock to the producer of Gina D's episodes. The shares of common stock were valued at $44,000.

On January 14, 2003, February 19, 2003 and March 4, 2003, the Company made available an additional 45,000,000 shares of common stock each date to be exercised by David Mouery in accordance with his consulting agreement (see Note
6). These transactions were valued at $130,500, $85,500 and $99,000, and are recorded as consulting expense.


On January 27, 2003, the Company amended its talent agreement with Gina Mouery and granted options for 45,000,000 shares of common stock. The option exercise price of the common stock is a 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise. The options were valued at $94,500 and charged to production expense.

                         RAVEN MOON ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


Note 12-- Subsequent Events (continued)

On February 19, 2003, JB Toys, LLC paid WEE-OOO, LTD $40,000 to pay-off its advance to Class B members, in accordance with its subscription agreement.

On March 3, 2003, the Company executed a contract with a media service company for a signing bonus of $250,000, $125,000 to be paid approximately 10 days after signing and $125,000 when the Company orders approximately 1,000,000 pieces of product. The repayment of the advance will be added to the cost of products the Company orders from the media service company at the rate of $.20 per item, plus the regular cost of the product.

On March 10, 2003, the Company amended its contract with MG Studios to produce a "Sing Along With Gina" television special, the "Gina D's Cuddle Bug Christmas" and 10 regular series half-hour episodes for $175,000 per episode.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below are the names and certain information regarding the individuals elected as directors of the Company.

Name                         Age            Positions Held
----                         ---            --------------

Joseph DiFrancesco           60             President and a Director

Bernadette DiFrancesco       58             Vice President, Secretary and a
                                            Director

Stephen Chrystie             67             Director

Norman P. Weinstock          65             Director

Anthony Arcari               60             Director

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

Background of Directors and Executive Officers
----------------------------------------------

Joey DiFrancesco - President and Director. Mr. DiFrancesco has served as a director and the President of the Company since November 1999. Mr. DiFrancesco has been a producer and director of children's television programs for more than 20 years. Prior to that, he was employed in the music publishing and record production business in New York City with Laurie Records, RCA, Columbia/Sony and MCA. From 1994 to November 1997, Mr. DiFrancesco served as the president and a director of St. Anthony's Entertainment, Inc., an entertainment company he founded. From January 1997 to January 1999, Mr. DiFrancesco served as president and a director of International Resorts and Entertainment, Inc., a Florida corporation in the vacation club business. This company was merged into Raven Moon Entertainment, Inc. in December 1998. Mr. DiFrancesco has been self-employed in the fields of television, audio and video programming for more than the past ten years. From November 1999 to date, Mr. DiFrancesco has served as President of Raven Moon, Inc., a Florida corporation in the entertainment industry. Mr. DiFrancesco also serves as director of the Company. From 1994 to date, Mr. DiFrancesco has served as President and a director of J & B DiFrancesco, Inc., a Florida Corporation in the entertainment business.

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

Norman P. Weinstock - Director. Mr. Weinstock has a Bachelors of Science Degree in Business Administration. Having spent over 20 years in the dental industry, Mr. Weinstock is the President of the Zahn Dental Company. He formed a partnership with the Henry Schein Company to purchase the Zahn Dental Company, which is now the world's largest dental laboratory supply company. He is also Vice President of Henry Schein, Inc. and President of the Dental Manufacturers of America.

Anthony Arcari - Director. Mr. Arcari is a graduate of the Boston School of Mechanical Dentistry, Boston MA. He has spent many years in the Dental Lab business and presently owns Affordable Family Dental Clinic in Boston.

Meetings and Committees of the Board
------------------------------------

     The Board of Directors met two times during the 2002 fiscal year, and took action by written consent numerous times. The Board of Directors has an audit committee consisting of Stephen Chrystie, Norman P. Weinstock and Anthony Arcari.

Compensation of Directors
-------------------------

     Our directors receive no cash compensation for their services as directors. Our policy is to reimburse non-employee directors for expenses actually incurred in connection with attending meetings of our board of directors. Directors and executive officers are also eligible for stock and option grants under our stock option plans as determined by our board of directors. Each Director also received, in lieu of Director's liability insurance, an option for 10,000,000 common shares at the option price of $.005.

Compliance With Section 16(A) Of Securities Exchange Act Of 1934
----------------------------------------------------------------

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten percent of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, except as disclosed here, directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Anthony E. Arcari:

Mr. Arcari did not file a report on Form 4 at the time that he was granted option to purchase 10,000,000 common shares granted to Directors in lieu of Director's insurance, on November 29, 2002.

Stephen Chrystie:

Mr. Chrystie did not file a report on Form 4 at the time that he was granted option to purchase 10,000,000 common shares granted to Directors in lieu of Director's insurance, on November 29, 2002.

Joseph DiFrancesco:

Mr. DiFrancesco did not file a report on Form 4 at the time that he was granted option to purchase 10,000,000 common shares granted to Directors in lieu of Director's insurance, on November 29, 2002.

Bernadette DiFrancesco:

Mrs. DiFrancesco did not file a report on Form 4 at the time that he was granted option to purchase 10,000,000 common shares granted to Directors in lieu of Director's insurance, on November 29, 2002.

Norman Weinstock

Mr. Weinstock did not file a report on Form 4 at the time that he was granted option to purchase 10,000,000 common shares granted to Directors in lieu of Director's insurance, on November 29, 2002.

Item 10.  Executive Compensation.

     The following table discloses compensation received for the three fiscal years ended December 31, 2000, 2001 and 2002 by the Named Executive Officers. The Company did provide medical insurance and leased vehicles as discussed below.

---------------------------- ------ ------------------ ----------------------
                                    Accrued and Unpaid   Other Compensation
Name and Principal Position   Year       Salary          Paid(3)_
---------------------------- ------ ------------------ ----------------------

Joseph DiFrancesco(1)
   President
---------------------------- ------ ------------------ ----------------------
                              2000      221,400
---------------------------- ------ ------------------ ----------------------
                              2001      265,680
---------------------------- ------ ------------------ ----------------------
                              2002      319,34
---------------------------- ------ ------------------ ----------------------
Bernadette DiFrancesco(2)
   Vice President
---------------------------- ------ ------------------ ----------------------
                              2000       73,800
---------------------------- ------ ------------------ ----------------------
                              2001       88,480
---------------------------- ------ ------------------ ----------------------
                              2002      106,254
---------------------------- ------ ------------------ ----------------------


(1) On June 1, 1997, one of our predecessors, International Resorts and Entertainment Group, Inc., entered into an employment agreement with Joey DiFrancesco, our President. This agreement was amended on November 3, 1998 and again on November 19, 1999. The agreement, as amended, provides that Mr. DiFrancesco is employed as President and Chief Executive Officer for a seven-year term of employment commencing November 16, 1999. The initial yearly salary was $180,000, with 20% increases per year, plus an annual bonus of 3.5% to 10% of that year's annual salary, subject to certain conditions and approval by the Board of Directors. Mr. DiFrancesco has the right and option to renew the agreement for an additional 7-year term. If Mr. DiFrancesco is removed as

President or Chief Executive Officer, or his duties diminished without his consent, or if we do not renew the agreement and he does not consent to such nonrenewal, then Mr. DiFrancesco is entitled to receive an amount equal to the full 7 year's salary, if the termination or nonrenewal is without justification, or an amount equal to 50% of the full 7 years' salary payable in four annual installments. As amended on November 19, 1999, the agreement also provides for Mr. DiFrancesco and his wife to receive a "Founders" royalty of 10% of any and all gross entertainment revenues received by the Company in conjunction with any entertainment projects developed and/or produced by the Company during the term of his employment. Such royalty is to be paid to them annually between each November 16th and December 31st in perpetuity. As of December 31, 2002, we owed Mr. DiFrancesco and Ms. DiFrancesco $186,383 in accrued and unpaid combined salaries, after they has forgiven $750,000 owed by the Company for their accrued and unpaid combined salaries.

(2) We also entered into an employment agreement with Bernadette DiFrancesco on June 1, 1997, as amended on November 3, 1998, and amended again on November 16, 1999. Mrs. DiFrancesco's agreement is identical in terms to that of Mr. DiFrancesco, except that she is employed as Vice President and Secretary, and her initial annual salary was $60,000. Her salary also is subject to a 20% annual increase. Mrs. DiFrancesco also may be paid an annual bonus of 3.5% to 10% of her annual salary, based on performance over projections and subject to approval by the board of directors. If Mrs. DiFrancesco is removed as Vice President or Secretary, or her duties diminished without her consent, or if we do not renew the agreement and she does not consent to such nonrenewal, then Mrs. DiFrancesco is entitled to receive an amount equal to the full 7 year's salary, if the termination or nonrenewal is without justification, or an amount equal to 50% of the full 7 years' salary payable in four annual installments. As amended on November 19, 1999, the agreement provides for Mrs. DiFrancesco to receive with her husband the "Founders" royalty referenced above. As of December 31, 2002, we owed Mr. DiFrancesco and Ms. DiFrancesco $186,383 in accrued and unpaid combined salaries, after they has forgiven $750,000 owed by the Company for their accrued and unpaid combined salaries.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding beneficial ownership of the Company's Common Stock by each Director and Officer, by all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock, and all of our executive officers and Directors as a group, as of December 31, 2002:


---------------------------------- --------------------- ---------------
                                                               %
Name and Address of                  Number of Shares      Ownership
Beneficial Owner
---------------------------------- --------------------- ---------------

WEE-OOO, LLC                            60,587,325            8.4
---------------------------------- --------------------- ---------------

Beyond the Kingdom, Inc.                 3,350,000             *
---------------------------------- --------------------- ---------------

Beyond the Kingdom, LP
2221 Music                               3,023,477             *
---------------------------------- --------------------- ---------------

J&B DiFrancesco, Inc.                    1,387,229             *
---------------------------------- --------------------- ---------------

TV Toys, Inc.                           14,594,430            2.0
---------------------------------- --------------------- ---------------

Joseph & Bernadette DiFrancesco(1)
2221 Springs Landing Blvd.              80,779,097           11.2
Longwood, FL 32779
---------------------------------- --------------------- ---------------

Stephen Chrystie (2)
270 N. Cannon Drive                     15,092,680            2.0
Beverly Hills, CA 90210
---------------------------------- --------------------- ---------------

Anthony E. Arcari
1 Strawberry Lane                       12,941,558            1.7
N. Reading, MA 01864
---------------------------------- --------------------- ---------------

Norman Weinstock
43 Crest Road                           18,586,360            2.5
Framingham, MA 01702
---------------------------------- --------------------- ---------------

All executive officers and             210,342,156           29.2
directors as a group (1),(2)
---------------------------------- --------------------- ---------------

* Less than 1%

(1) Includes 12,650,520 shares owned by Mr. and Mrs. DiFrancesco as joint tenants, and 30,000,000 shares held by the Bernadette DiFrancesco Trust of which Joseph and Bernadette DiFrancesco are co-trustees.

(2) The numbers set forth above include warrants to purchase up to 2,500,000 shares of the Company's Common Stock issued to each of Mr. DiFrancesco, Mrs. DiFrancesco, Mr. Chrystie, Norman Weinstock and Anthony E. Arcari. The warrants were issued April 5, 2000 and expire April 5, 2003 and are exercisable at any time prior to expiration at an exercise price of $.044 per share. Also included are 10,000,000 common shares issuable pursuant to the stock option granted to Directors in lieu of Director's insurance.


Item 12.  Certain Relationships and Related Transactions.

         The merger of Ybor City Shuttle Service, Inc., Raven Moon Entertainment and International Resorts and Entertainment Group, Inc. on December 31, 1998, resulted in Joey DiFrancesco and Bernadette DiFrancesco becoming shareholders in the Company, both individually and as owners of corporate entities they control, and both are now officers and directors of the Company.

     Mr. DiFrancesco and his wife own all the copyrights and trademarks to "Gina D's Kids Club" which are optioned to the Company through April 1, 2003. On April 11, 2001, the Company issued a non refundable grant of 30,000,000 restricted shares of common stock, valued at $585,000, to Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina Ds Kids Club Show" which have been created by Joseph and Bernadette DiFrancesco. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002. On May 17, 2002 the Company made an addendum to the Option Agreement, in exchange for $100,000 note payable to Joseph and Bernadette DiFrancesco and a non-refundable grant of 20,000,000 shares of common stock, valued at $390,000, and provided that the terms, conditions and payment due in the Agreement dated April 11, 2001 are met and fulfilled by April 11, 2003 the option agreement granted to the Company on April 11, 2001 shall be in force for a period of twenty (20) years. On November 29, 2002 the Company made another addendum to the original agreement dated April 11, 2001 whereby the company granted to Joseph and Bernadette DiFrancesco a nonrefundable grant of 100 units of Class B memberships in Raven Moon Home Video Products, LLC. In exchange for the Class B membership units the Company obtained an additional year beginning April 2003 to meet the terms and conditions of the Agreement dated April 11, 2001. The Class B membership were valued at $1,000,000.

     John Pierce, as Trustee, owns a Company's obligations of approximately $40,000 plus accrued interest as of December 31, 2002. Mr. Pierce is a former director and corporate SEC attorney of the Company and is a current shareholder. The debt is evidenced by 2 separate unsecured promissory notes, each of which bears interest at the rate of 10%. The Company intends to assert its rights of "set-off" against this obligation.

     Effective January 1, 2001, we entered into a Talent Agreement with Gina Mouery, the hostess for the "Gina D's Kids Club show. Ms. Mouery is the daughter of Joseph and Bernadette DiFrancesco. Under the terms of the agreement, Ms. Mouery granted us an exclusive, worldwide license to use her name, the registered name "Gina D", her likeness and performance for the "Gina D's Kids Club" program. The term of the license is ten years. We are obligated to pay Ms. Mouery a monthly advance of $2,000 against one percent of any and all gross revenues from the show we receive from any source and any media throughout the world during the term of the license and for ten years following the term of the license. We agreed to either reimburse her or pay her $635 a month for a leased car during the first two years of the agreement. We also granted Ms. Mouery options to purchase up to 10,000,000 shares of our common stock at an exercise price of $.02 per share. Of these options 7,000,000 were vested and exercised in January 2001. Of the remaining options, 2,000,000 were vested and exercised as of January 1, 2002, and 250,000 will vest and be exercisable on January 1 for each of the calendar years 2003 through and including 2006. We agreed to register the shares issuable upon exercise of the option, either through a registration on Form S-8 or through some other form of registration permitted under applicable securities laws. In January 2002,this agreement was amended and additional 2,000,000 options were issued to Ms. Mouery. We granted options for additional 45,000,000 shares of common stock to Ms. Mouery in 2003 pursuant to the amended the talent Agreement.


     In December of 2002 the Company, granted to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco, 100 units of Class B memberships in exchange for the rights to market the character of Gina D. The Class B membership were valued at $52,000. The total value of the Class B memberships in JB Toys, LLC is $92,000 and are all owned by WEE-OOO, LTD.

     During 2002, the Company issued 15,000,000 shares of common stock and options for 90,000,000 shares common stock to David Mouery, the son -in-law of Mr. and Mrs. DiFrancesco, pursuant to the General Business Affairs Consulting Agreement with David D. Mouery, J.D., dated as of August 14, 2002 and amended on December 1, 2002. These shares were valued at $195,000 and ptions were valued at $369,000. During 2002, David Mouery exercised options for 67,902,640 shares of common stock for $280,000.

     The Company's officers and directors were granted on September 1, 2001, 15,000,000 common stock warrants for a three-year term at exercise price of $.003 per share. On May 20, 2002, the Company's officers and directors exercised 10,000,000 warrants at .003 per warrant.

     On November 29, 2002, the Company's directors were granted the 50,000,000 common stock options for a ten-year term at an exercise price of $.005 per share. These options were valued at $170,000

     During 2002, the interest expense accrued on loans from officers, directors, senior management and related parties was approximately $11,000. The interest expense for 2001 was approximately $35,000.

     On September 16, 2002 the Company paid Gina Mouery $22,500 to pay-off the promissory loan balance due to her for a talent agreement. This balance was included in the notes payable to officers and related parties.

     In December of 2002 WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco, purchased $40,500 of Class B Units of JB Toys, LLC.

     During the year ended December 31, 2002 Raven Moon Entertainment, Inc. purchased 15 units of Raven Moon Home Video Products, LLC for $150,000. This transaction was eliminated in consolidation.

     The Company issued shares of its common stock for legal services pursuant to the Consulting Agreement with J. Bennett Grocock, dated as of March 20, 2003.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits. See Index to Exhibits for a list of those exhibits filed as part of this report.

(b) Reports on Form 8-K. No reports were filed on Form 8-K for the year ended December 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON INTERNATIONAL, INC.
(Registrant)


By:  /s/  Joseph DiFrancesco                     Date:  April 10, 2003
   -------------------------------
          Joseph DiFrancesco, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title


By:  /s/  Joseph DiFrancesco                     Date:  April 10, 2003
   -------------------------------
          Joseph DiFrancesco
          President and Director
          (Principal Executive Officer and
          Principal Financial Officer)


By:  /s/  Bernadette DiFrancesco                 Date:  April 10, 2003
   -------------------------------
          Bernadette DiFrancesco
          Vice President, Secretary,
          and Director


By:  /s/  Anthony E. Arcari                      Date:  April 10, 2003
   -------------------------------
          Anthony E. Arcari
          Director


By:  /s/  Stephen Chrystie                       Date:  April 10, 2003
   -------------------------------
          Stephen Chrystie
          Director


By:  /s/  Norman Weinstock                       Date:  April 10, 2003
   -------------------------------
          Norman Weinstock
          Director

                                  CERTIFICATION

I, Joey DiFrancesco, certify that:

1. I have reviewed this annual report on Form 10-KSB of Raven Moon Entertainment, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003

                                            By:  /s/  Joey DiFrancesco
                                               --------------------------------
                                                      Joey DiFrancesco
                                                      President, Chief Executive
                                                      Officer and
                                                      Chief Financial Officer



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

   ------------------ ------------------------------------------------ ---------------------------------------------
   10.18              Co-Publishing Agreement between 2221 MUSIC       Incorporated by reference from the
                      (ASCAP Publisher) and Roynart Music (BMI         Company's Report on Form 10-QSB filed with
                      Publisher) dated as of June 10, 2002.            the SEC on August 14, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------






   ------------------ ------------------------------------------------ ---------------------------------------------

   EXHIBIT            DESCRIPTION                                      LOCATION
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.19              Work for Hire Agreement with A&S Animation,      Incorporated by reference from the
                      Inc. cited February 4, 2002 for the production   Company's Report on Form 10-QSB filed with
                      of the animated PSA "Mr. Bicycle Man".           the SEC on August 14, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.20              Distribution and sales agreement with Seahorse   Incorporated by reference from the
                      Worldwide for "A Message from God".              Company's Report on Form 10-QSB filed with
                                                                       the SEC on August 14, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.21              General Business Affairs Consulting Agreement    Incorporated by reference from the
                      between the Company and David Mouery, dated as   Company's registration statement on Form
                      of August 18, 2002.                              S-8 filed with the SEC on August 21, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.22              Consulting Agreement between the Company and     Incorporated by reference from the
                      Jackie Joyner Kersee, dated as of July 14,       Company's registration statement on Form
                      2002.                                            S-8 filed with the SEC on August 27, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.23              Consulting Agreement between the Company and     Incorporated by reference from the
                      Richard C. Popper, dated as of July 12, 2002.    Company's registration statement on Form
                                                                       S-8 filed with the SEC on August 27, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.24              Executive Sales and Marketing Consulting         Incorporated by reference from the Company's
                      Agreement between Raven Moon Entertainment, Inc. registration statement on Form S-8 filed with
                      and Marc Jablon, dated as of August 12, 2002.    the SEC on March 26, 2003.
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.25              Consulting Agreement between the Registrant and  Incorporated by reference from the Company's
                      J. Bennett Grocock, dated as of March 20, 2003.  registration statement on Form S-8 filed with the SEC on March 26, 2003.
   ------------------ ------------------------------------------------ ---------------------------------------------
   23.2               Consent of Richard L. Brown & Company. P. A.,    Filed herewith.
                      independent public accountants.
   ------------------ ------------------------------------------------ ---------------------------------------------
   99.1               Certificate of the President, Chief Executive    Filed herewith.
                      Officer and Chief Financial Officer.
   ------------------ ------------------------------------------------ ---------------------------------------------


