Form 10QSB
period 2003-03-31
RAVEN MOON ENTERTAINMENT  INC
filed 2003-05-15
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-QSB

     [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 2003

     [ ] Transition report under Section 13 Or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                       -------------   --------------

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

Common Stock, par value $.0001                                None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

     The number of shares outstanding of the Registrant's Common Stock as of April 30, 2003 was 754,843,295.

Transitional Small Business Disclosure Format:       Yes |_|  No |X|

                                TABLE OF CONTENTS

                                                                            Page

Part I   FINANCIAL INFORMATION

Item 1   Financial Statements

              Balance Sheets as of March 31, 2003 and December 31,
                2002 (unaudited)............................................   2

              Statements of Operations for the Quarters Ended
                March 31, 2003 and March 31, 2002 (unaudited)...............   3

              Statements of Changes in Deficit in Stockholders'
                Equity for the Three Months Ended March 31, 2003
                and 2002....................................................   4

              Statements of Cash Flows for the Quarters Ended
                March 31, 2003 and March 31, 2002 (unaudited)...............   5

              Notes to Financial Statements (unaudited).....................   6

Item 2   Management Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  15

         Risk Factors
Item 3   Quantitative and Qualitative Disclosures about Market Risk.........  18


Part II    OTHER INFORMATION

Item 1   Legal Proceedings..................................................  20

Item 6   Exhibits and Reports on Form 8-K...................................  20

SIGNATURE...................................................................  21

EXHIBIT INDEX...............................................................  22

CERTIFICATIONS..............................................................  23



Part 1    FINANCIAL INFORAMTION

Item 1    Financial Statements


                            RAVEN MOON ENTERTAINMENT, INC.
                              Consolidated Balance Sheets
                                    March 31, 2003


                                        ASSETS



                                                                          (unaudited)


Cash and cash equivalents                                                $     98,973
Organization costs, net of $15,047 and $11,139 of accumulated
       amortization                                                               583
Investment in Club House Video, Inc.                                          368,000
Advance on future royalties - related party                                    52,000
                                                                         ------------

                                                                         $    519,556
                                                                         ============


                    LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY


Accrued salaries and wages payable to officers                           $    286,846
Accrued interest payable to officers and related parties                       79,752
Notes payable officers and third parties                                       60,000
Loans from shareholders                                                        62,000
Advance from Class B Members of LLC                                             1,000
Debentures payable                                                             30,000
                                                                         ------------

                 Total liabilities                                            519,598


COMMITMENTS AND CONTINGENCIES (see note 3)

DEFICIT IN STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value, authorized 400,000,000 shares;
          issued and outstanding 6,024,755                                        602
     Common stock, $.0001 par value, authorized 800,000,000 shares;            70,866
          issued and outstanding 708,668,471
     Additional paid-in capital                                            12,821,455
     Accumulated deficit                                                  (12,892,965)
                                                                         ------------

                 Total deficit in stockholders' equity                            (42)
                                                                         ------------

                                                                         $    519,556
                                                                         ============


See accompanying notes

                                          2

                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2003 and 2002



                                                          Three months ended
                                                         March 31,   March 31,
                                                           2003        2002
                                                         ---------   ---------
                                                        (unaudited) (unaudited)


REVENUES:
    Sales of plush toys                                  $ 204,488   $   6,675
    Sale of rights to related party to manufacture,
         market and sell video, cd, and dvd products       783,198        --
                                                         ---------   ---------

                                                           987,686       6,675

COST OF GOOD SOLD                                           61,954        --
                                                         ---------   ---------

GROSS PROFIT                                               925,732       6,675


EXPENSES:
    Consulting fees                                        422,960     130,000
    Production expense                                     248,994      17,311
    Depreciation                                              --           440
    Interest                                                 1,800       6,383
    General and administrative expense                     167,639     140,467
                                                         ---------   ---------

      Total costs and expenses                             841,393     294,601
                                                         ---------   ---------

Net Income (Loss) before discontinued operations            84,339    (287,926)

Discontinued operations                                       --       (67,333)

Net  income (loss)                                       $  84,339   $(355,259)
                                                         =========   =========

Net income (loss) per share                              $  0.0001   $ (0.0012)
                                                         =========   =========


See accompanying notes



                                        RAVEN MOON ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                              For the three months ended March 31, 2003 and 2002
                                                  (unaudited)



                                                          Preferred Stock                Common Stock
                                                    ---------------------------   ---------------------------
                                                       Shares         Amount         Shares         Amount
                                                    ------------   ------------   ------------   ------------

Balance December 31, 2001                              6,024,755   $        602    302,472,722   $     30,247

    Shares issued for cash                                  --             --          250,000             25
    Shares issued for accrued expenses                      --             --        6,500,000            650
    Shares issued for expenses                              --             --        6,106,084            611
    Exercise of warrants                                    --             --            3,000           --
    Exercise of options                                     --             --        2,000,000            200
    Net loss for the period                                 --             --             --             --
                                                    ------------   ------------   ------------   ------------
 Balance March 31, 2002                                6,024,755   $        602    317,331,806   $     31,733
                                                    ============   ============   ============   ============


Balance December 31, 2002                              6,024,755   $        602    529,731,964   $     52,972

    Common stock options granted for expenses               --             --             --             --
    Common stock options granted to related party           --             --             --             --
    Shares issued to related parties for expenses           --             --       15,000,000          1,500
    Shares issued for expenses                              --             --       25,000,000          2,500
    Exercise of options                                     --             --      138,936,507         13,894
    Net loss for the period                                 --             --             --             --
                                                    ------------   ------------   ------------   ------------

                                                       6,024,755   $        602    708,668,471   $     70,866
                                                    ============   ============   ============   ============


See accompanying notes

                                                      4



                                  RAVEN MOON ENTERTAINMENT, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                        For the three months ended March 31, 2003 and 2002
                                            (unaudited)
                                            (Continued)


                                                    Additional
                                                      paid-in       Accumulated
                                                      capital         deficit          Total
                                                    ------------    ------------    ------------
Balance December 31, 2001                           $  7,597,865    $ (8,921,147)   $ (1,292,433)

    Shares issued for cash                                 4,975            --             5,000
    Shares issued for accrued expenses                   294,350            --           295,000
    Shares issued for expenses                           168,527            --           169,138
    Exercise of warrants                                     115            --               115
    Exercise of options                                   39,800            --            40,000
    Net loss for the period                                 --          (355,259)       (355,259)
                                                    ------------    ------------    ------------
 Balance March 31, 2002                             $  8,105,632    $ (9,276,406)   $ (1,138,439)
                                                    ============    ============    ============


Balance December 31, 2002                           $ 12,063,812    $(12,977,304)   $   (859,918)

    Common stock options granted for expenses             28,800            --            28,800
    Common stock options granted to related party        409,500            --           409,500
    Shares issued to related parties for expenses         32,625            --            34,125
    Shares issued for expenses                            58,272            --            60,772
    Exercise of options                                  228,446            --           242,340
    Net loss for the period                                 --            84,339          84,339
                                                    ------------    ------------    ------------

                                                    $ 12,821,455    $(12,892,965)   $        (42)
                                                    ============    ============    ============


See accompanying notes

                                             4(Con't)



                                          RAVEN MOON ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the three months ended March 31, 2003 and 2002



                                                                                           Three months ended
                                                                                          March 31,    March 31,
                                                                                             2003         2002
                                                                                          ---------    ---------
                                                                                         (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                                $  84,339    $(355,259)
         Discontinued operations                                                               --         67,333
         Adjustments to reconcile net loss to net cash used
                 by operating activities:
                       Decrease in deposit on inventory                                      28,300         --
                       (Increase) in receivables from related party                            --        (35,000)
                       Amortization                                                             976        1,417
                       (Increase) in advance royalty payments to related party               (6,000)      (8,000)
                       (Decrease) in accounts payable to third parties                      (10,500)        --
                       Increase in accrued wages and salaries to officers                   100,462      106,272
                       Increase in accrued interest to officers and related parties           1,800        6,383
                       Common stock options granted for expenses                            438,300         --
                       Shares issued for expenses                                            94,897      169,138
                                                                                          ---------    ---------

                                      Net cash used by operations                           732,574      (47,716)


CASH FLOW TO INVESTMENT ACTIVITIES
         Increase in investment in Club House Video, Inc.                                  (218,000)        --


CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from loan from Club House Video, Inc.                                      36,151
         Payments of loan from Club House Video, Inc.                                      (561,668)        --
         Payments to Class B Members                                                        (91,000)        --
         Proceeds from sale of stock for cash                                                  --          5,000
         Proceeds from exercise of warrants                                                    --            115
         Proceeds from exercise of options                                                  242,340       40,000
         Notes payable  officers                                                            (18,000)     (13,475)
         Notes payable  shareholders                                                           --        (20,000)
                                                                                          ---------    ---------

                                       Net cash provided by financing activities           (428,328)      47,791


         Net (decrease) increase in cash                                                     86,246           75


         Cash at beginning of period                                                         12,727         (224)
                                                                                          ---------    ---------

         Cash at end of period                                                            $  98,973    $    (149)
                                                                                          =========    =========


See accompanying notes



                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2003

Note 1 -- DESCRIPTION OF THE COMPANY

Raven Moon Entertainment, Inc. and its wholly owned subsidiary are primarily engaged in the production, development, and distributing Family Values and Christian-oriented video entertainment products. The market for these products is worldwide, although the company will devote most of its efforts within the continental United States.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiary JB Toys, LLC (the Company). JB Toys, LLC will cease to exist on December 5, 2012. Inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION -- Revenue from distribution of plush toys are recognized upon receipt of payment or delivery of product, which does not vary significantly from the time the products are shipped.

Revenue from the distribution of videos is recognized as earned under the criteria established by SOP 00-2. The Company's revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual video. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:

o    The Company has a valid sale or licensing agreement in place.
o The video is complete and in accordance with the agreement with the customer.
o    The video has been delivered or is deliverable.
o    The license period has begun.
o    The revenue is fixed or determinable and collection is reasonably assured.

Revenue from Club House Video, Inc, formerly Raven Moon Home Video Products, LLC, a wholly owned subsidiary of the Company, accounted for all the revenue from sales of plush toys and the rights to manufacture, market and sell videos, CDs and DVDs for the three months ended March 31, 2003.

PRODUCTION COSTS -- Production costs include costs to develop and produce video entertainment products. These costs were paid primarily to companies and individuals hired to perform a specific task. The Company out-sources these activities in order to reduce overhead costs. Production costs are amortized by the ratio of current year's revenue bear to management's estimated ultimate revenue. Because the Company cannot demonstrate through its' experience the ultimate revenue from the video entertainment products it has elected to expense all production costs.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2003
                                   (Continued)


STOCK FOR COMPENSATION -- The Company accounts for the issuance of common or preferred stock for goods and services at the fair market value of the goods or services provided or the fair market value of the common or preferred stock issued, whichever is more reliably determined.

DEBT WITH STOCK PURCHASE WARRANTS AND BENEFICIAL CONVERSION FEATURES -- The proceeds received from debt issued with stock purchase warrants is allocated between debt and the warrants, based upon the relative fair value of the two securities and/or beneficial conversion features.

UNCLASSIFIED BALANCE SHEET -- In accordance with the provisions of SOP 00-2, the Company has elected to present an unclassified balance sheet.

INTELLECTUAL PROPERTY -- Intellectual property is recorded at the lower of cost or net realizable value. The Company performs an impairment test of intellectual property quarterly. SFAS 142 requires the Company to compare the fair value of the intellectual property to its carrying amount to determine if there is potential impairment. If the carrying amount of the intellectual property exceeds its fair value, an impairment loss is recognized. Fair values for intellectual property are determined based on discounted cash flows, market multiples or appraised values as appropriate. Because the Company cannot demonstrate through its' experience the ultimate revenue from intellectual property it has elected to expense all costs associated with intellectual property.

MANAGEMENT ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION -- For stock-based compensation issued to non-employees, the Company accounts for the grants at the fair market value of the goods or services received or the fair value of the equity instrument.

NET INCOME (LOSS) PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 613,065,063and 306,988,692 for the three months ended March 31, 2003 and 2002, respectively. Common stock equivalents were not considered in the calculation of net earnings per share because their effect would be antidilutive.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2003
                                   (Continued)


INCOME TAXES -- The Company has incurred approximately $12,900,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

OFFICE EQUIPMENT -- Office equipment is recorded at cost. Depreciation is calculated using the straight-line method.

RECLASSIFICATIONS -- Certain amounts reported in previous years have been reclassified to the 2002 financial statement presentation.

Note 3 -- BUSINESS AND OPERATIONS

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

The Company has initiated several actions to generate working capital; and improve operating performances, including equity and debt financing and cost reduction measures. There can be no assurance that the company will be able to successfully implement its plan, or if successfully implemented the Company will achieve its goals. Furthermore, if the Company is unable to raise additional funds it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2003
                                   (Continued)


Note 4 -- DISCONTINUED OPERATIONS

On January 14, 2003, the Company announced its intention to split into two independent publicly traded companies by spinning off Raven Moon Home Video Products, LLC as a dividend to shareholders. Raven Moon Entertainment, Inc. shareholders will be awarded a pro-rata distribution of stock in the new company. The spinoff was accomplished by the Company's contribution of Raven Moon Home Video Products, LLC to Club House Video, Inc. All of the common stock was then distributed to the Class B Members of the LLC on a basis of 152,362 per unit of the LLC and the shareholders of the Company received one share of Club House Video, Inc. for every 100 shares of common stock held in the Company.

As a result of the spin-off, the Company's March 31, 2003 financial statements have been prepared with Raven Moon Home Video Products, LLC net liabilities, results of operations and cash flows isolated and shown as "discontinued operations", and all historical financial statements presented have been restated to conform to this presentation.

Note 5 -- DEBT

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2003
                                   (Continued)


Note 6 -- RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2003 loans from officers, directors, senior management and related parties are summarized as follows:

              Balance at beginning of year                 $ 83,000
              Increase in loans                              23,000
              Payments on loans                                -
                                                           ---------
              Balance at end of period                     $  62,000
                                                           =========


Interest expense accrued on these loans was approximately $1,800 for the three month period ended March 31, 2003.

In February of 2003 $40,000 of Class B Member Investment loan was repaid from gross profits of JB Toys, LLC. Also, in March an additional $51,000 of Class B Member Investment loan was repaid from gross profits of JB Toys, LLC.

For the three month period ended March, 31, 2003 David Mouery has exercised options for 91,666,665 shares of common stock for $170,000.

For the three month period ended March, 31, 2003 Gina Mouery has exercised options for 37,984,128 shares of common stock for $59,000.

Raven Moon Home Video Products, LLC issued a one-time bonus to its four songwriters, valued at $20,000 per songwriter. Two of the songwriters are Joseph and Bernadette DiFrancesco, officers of the Company.

On January 14, 2003, February 19, 2003 and March 4, 2003 the Company made available an additional 45,000,000 shares of common stock each date to be exercised by David Mouery in accordance with his consulting agreement (see Note
5). These transactions were valued at $130,500, $85,500 and $99,000, and are recorded as consulting expense.

On January 27, 2003 the Company amended its talent agreement with Gina Mouery and granted options for 45,000,000 shares of common stock. The option exercise price of the common stock is a 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise. The options were valued at $94,500 and charged to production expense.

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2003
                                   (Continued)


Through the spinoff of Raven Moon Home Video Products, LLC and the subsequent reclassification of net liabilities to discontinued operations (see Note 4) the Company retired its debt of $1,958,800 to the Raven Moon Home Video Products, LLC Class B Members on December 31, 2002. In addition, debt of the Company to Club House Video, Inc. for $783,197 was retired in exchange for the rights to manufacture, market and sell the first nine video, CD and DVD products produced by the Company. The rights to future products purchased by the Club House Video, Inc. from the Company will be approximately $300,000 per product plus 10% of the gross sales of the product.

Note 7 - COMMITMENTS AND CONTINGENCIES

a) The Company has entered into an employment contract with the officers, Joey and Bernadette DiFrancesco. Under the terms of the agreement, the Company is obligated to make the following annual payments through November 15, 2005. In addition, the officers are to receive a "Founders" royalty of 10% for any entertainment revenue received by the company for any entertainment project developed and or produced by the company during the term of this agreement. This royalty will be paid between November 16th and December 31st in perpetuity.

2004         $612,000
2005         $627,000

b) The Company has entered into various month to month verbal agreements with unrelated third parties to provide production, marketing and administrative services. Payments are made based on invoices rendered for specific services provided.

c) On March 25, 2002, the Company entered into an agreement with MG Studios for the production of twelve videos of "Gina D's Kids Club". MG Studios will finance and provide all the pre-production, production and post production facilities, work and services necessary to complete the twelve videos. The Company was obligated to pay $10,000 on June 1, 2002, and to continue to pay MG Studios on a regular basis, but not more than $10,000 per week. The Company has complied with the terms of this agreement. The cost per episode is estimated at $135,700. Any changes during production approved by the Company that result in additional costs will be added to the estimated cost per episode. If the charges for all twelve episodes exceed $1,800,000, the Company will incur interest charges at 8% on the excess. If the Company fails to make its required payments to MG Studios, it will incur interest at 8%. On March 10, 2003 the company amended its contract with MG Studios to produce a "sing Along with Gina" television special and the "Gina D' Cuddle Bug Christmas" and 10 regular series half-hour episodes for $175,000 per episode.

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2003
                                   (Continued)


Note 8 - STOCK OPTION PLAN

The Company established a stock option plan for its executives, consultants, key employees, directors and its affiliates. (The "2001 Stock Option Plan".) The 2001 Stock Option Plan allows for incentive stock options to be granted to future participants at a price not less than 100% of the market value per share on the date of the grant. Non-statutory options are granted at prices and terms determined by the board of directors. No options have been granted to employees under this plan.

                                                            Weighted  Average
                                              Shares          Exercise Price
                                              ------          --------------

Outstanding at December 31, 2000                 -               $ .0000

         Granted                            10,000,000           $ .0200

         Exercised                          (7,000,000)          $ .0200
                                            ----------

Outstanding at December 31, 2001             3,000,000           $ .0200

          Granted                          185,000,000           $ .0073

         Exercised                         (84,902,640)          $ .0062
                                           -----------
Outstanding at December 31, 2002           103,097,360           $ .0039

         Granted                           198,000,000           $ .0018

         Exercised                        (138,936,507)          $ .0017
                                           -----------

Outstanding at March 31, 2003              162,160,853           $ .0026
                                           ===========

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2003
                                   (Continued)


The exercise price for 10,000,000 of common stock options granted in 2001 was $.02 per share. The fair market value of common stock at the date of grant was $.06 per share. The exercise price and the market value for common stock options granted in 2002 and 2003 is as follows:

Options granted        Exercise Price                         Fair Market Value

   3,000,000                   $.02                                 $.040
   6,000,000           not less than $.04                           $.030
  60,000,000           1/2 of previous 10 days average price        $.020
   6,000,000           1/2 of previous 10 days average price        $.009
  50,000,000                   $.005                                $.005
  60,000,000           1/2 of previous 10 days average price        $.006
 198,000,000           1/2 of previous 10 days average price        $.003

The weighted average fair value of options granted during 2003, 2002 and 2001 were $.0018, $.0073 and $.0200, respectively. The weighted-average remaining life of options granted were 5.08, 6.44 and 4.00 years at March 31, 2003, December 31, 2002 and 2001, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001: Risk free interest rate of 5.0%, a dividend yield of zero and a volatility factor of .50, respectively.

NOTE 9 - COMMON STOCK WARRANTS

                                                               Weighted Average
                                               Shares           Exercise Price
                                               ------           --------------

Outstanding at December 31, 2000             10,886,860             $.0423

         Granted                             22,637,424             $.0114

         Exercised                           (3,300,000)            $.0138
                                             ----------

Outstanding at December 31, 2001             30,224,284             $.0224

          Granted                            12,174,000             $.0150

         Exercised                          (12,867,842)            $.0072
                                             ----------

Outstanding at December 31, 2002             29,522,132             $.0252

Warrants expired at March 31, 2003           (7,548,132)            $.0385
                                              ---------

Outstanding at March 31, 2003                21,974,000             $.0215
                                             ==========

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (unaudited)
                                 March 31, 2003
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

The weighted average fair value of warrants granted during 2002 and 2001 were $.0150 and $.0114, respectively. The weighted-average remaining life of warrants granted were .52, .73 and 1.72 years at March 31, 2003 and December 31, 2002 and 2001, respectively.

The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001: Risk free interest rate of 5.0%, a dividend yield of zero and a volatility factor of .50, respectively.

Note 10 -- LEGAL PROCEEDINGS

On March 11, 2003, counsel for Mr. Randolph S. Shaw contacted the Company with a demand related to 400,000 convertible preferred shares of the Company he owns. The shares are redeemable by the Company in February 2003. The Company is currently negotiating with Mr. Shaw the terms and conditions of the redemption of those shares by the Company. In the opinion of management the resolution of this matter will have no material effect on the operation of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations


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

     This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 18 of this report.

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

     Raven Moon has also established certain relationships with distributors which have already generated orders from Christian bookstores throughout the country and most major online retailers including Wal-Mart, Target, Books A Million, Borders, Toys R Us, Babies R US, and Amazon. The Company has reduced its debt, and has begun generating revenue on a weekly basis.

     In order to further reduce Raven Moon Entertainment's debt and expedite the revenue stream the company recently elected to spin off Raven Moon Home Video Products, LLC into a separate publicly traded company.

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

Results of Operations

Revenues - The Company's consolidated net revenues for the three months ended March 31, 2003 (2003 Quarter) increased to $987,686 from $6,675 for the three months March 31, 2002 (2002 Quarter). The increase in revenue is due to increased sales.

Expenses - Increased to $841,393 for the 2003 Quarter as compared to $294,601 for the 2002 Quarter. This increase is primary due to the higher production expenses and higher cost of consulting services.

Net Income - Increased to $84,339 or $0.0001 per share for the 2003 Quarter as compared to a net loss of $355,259 or $.0012 per share during the 2002 Quarter. The favorable increase in net income can be attributable to the increase in sales.

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


                                    Part II.

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. See Index to Exhibits for a list of those exhibits filed as part of this report.

(b) Reports on Form 8-K. No reports were filed on Form 8-K for the year ended December 31, 2002.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON INTERNATIONAL, INC.
(Registrant)


By:  /s/  Joseph DiFrancesco                          Date:  May 14, 2003
   ------------------------------------
          Joseph DiFrancesco, President

                                INDEX TO EXHIBITS

   ------------------ -------------------------------- -----------------
   EXHIBIT            DESCRIPTION                      LOCATION
   ------------------ -------------------------------- -----------------
   99.1               Certificate of the President.    Filed herewith.
   ------------------ -------------------------------- -----------------

                                  CERTIFICATION

     I, Joey DiFrancesco, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Raven Moon Entertainment, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: May 13, 2003

                                            By:  /s/  Joey DiFrancesco
                                               --------------------------------
                                                      Joey DiFrancesco
                                                      President and
                                                      Chief Executive Officer