Form 10QSB
period 2003-06-30
RAVEN MOON ENTERTAINMENT  INC
filed 2003-08-19
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 2003

[ ] Transition report under Section 13 Or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                to
                                        --------------    --------------

                        Commission file number 000-24727

                         Raven Moon Entertainment, Inc.
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

The number of shares outstanding of the Registrant's Common Stock as of May 2, 2003 was _______.

Transitional Small Business Disclosure Format:  Yes |_| No |X|

                                TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION                                              Page

Item 1   Financial Statements................................................ 2

  Balance Sheet as of June 30, 2003 (unaudited).............................. 2

  Consolidated Statements of Operations for the Six Months
   and Three Months Ended June 30, 2003 and June 30, 2002 (unaudited)........ 3

  Consolidated Statements of Changes in Deficit in Stockholders'
   Equity For the Six Months Ended June 30, 2003 and 2002 (unaudited)........ 4

  Consolidated Statements of Cash Flows for the Six Months and the
   Three Months Ended June 30, 2003 and June 30, 2002 (unaudited)............ 5

  Notes to Financial Statements (unaudited).................................. 6

Item 2   Management Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 16


Item 3   Controls and Procedures............................................  20



Part II    OTHER INFORMATION

Item 1   Legal Proceedings..................................................  20

Item 6   Exhibits and Reports on Form 8-K...................................  21

SIGNATURE ..................................................................  22

EXHIBIT INDEX...............................................................  23

CERTIFICATIONS



Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                                   RAVEN MOON ENTERTAINMENT, INC.
                                     Consolidated Balance Sheet
                                            June 30, 2003
                                             (unaudited)



                                             ASSETS


       Cash and cash equivalents                                                       $      8,969
       Receivable from affiliated company                                                     3,603
       Organization costs, net of $15,538 of accumulated
              amortization                                                                     --
       Investment in Club House Video, Inc.                                                 368,000
       Advance on future royalties  related party                                            56,000
                                                                                       ------------

                                                                                       $    436,572
                                                                                       ============


                          LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY


       Accrued salaries and wages payable to officers                                  $    411,259
       Accrued interest payable to officers and related parties                              80,952
       Advance receipt for rights to 2002 Cuddle Bug Christmas Special                       44,500
       Advance receipt for exercise of stock options                                         40,704
       Notes payable officers and third parties                                              82,973
       Loans from shareholders                                                               62,000
       Advance from Class B Members of LLC                                                    5,000
       Debentures payable                                                                    30,000
                                                                                       ------------

                        Total liabilities                                                   757,388


       COMMITMENTS AND CONTINGENCIES (see note 3)

       DEFICIT IN STOCKHOLDERS' EQUITY
                   Preferred stock, $.0001 par value, authorized 400,000,000 shares;
                        issued and outstanding 6,024,755                                        602
                   Common stock, $.0001 par value, authorized 200,000,000 shares;
                        issued and outstanding 15,680,000                                     1,568
                   Additional paid-in capital                                            13,010,323
                   Accumulated deficit                                                  (13,333,309)
                                                                                       ------------

                        Total deficit in stockholders' equity                              (320,816)
                                                                                       ------------

                                                                                       $    436,572
                                                                                       ============


         See accompanying notes

                                                  2



                                        RAVEN MOON ENTERTAINMENT, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the six months and three months ended June 30, 2003 and 2002
                                                  (unaudited)



                                                          Six months ended             Three months ended
                                                     --------------------------    --------------------------
                                                       June 30,       June 30,       June 30,       June 30,
                                                        2003           2002           2003           2002
                                                     -----------    -----------    -----------    -----------
REVENUES:
   Sales of plush toys                               $   204,275    $     6,865    $      --      $       190
   Sale of rights to related party to manufacture,
      market and sell video, cd, and dvd products        783,274           --             --             --
                                                     -----------    -----------    -----------    -----------

                                                         987,549          6,865           --              190

COST OF GOOD SOLD                                        130,376           --              846           --
                                                     -----------    -----------    -----------    -----------
GROSS PROFIT                                             857,173          6,865           (846)           190


EXPENSES:
   Consulting fees                                       481,610        459,815         58,650        329,815
    Production expense                                   345,994        415,995         97,000        398,684
    Option Rights to Gina D                                 --          489,400           --          489,400
    Depreciation                                            --              879           --              439
    Interest                                               3,604         10,859          1,804          4,476
    General and administrative expense                   381,970        916,472        214,331        776,005
                                                     -----------    -----------    -----------    -----------

       Total costs and expenses                        1,213,178      2,293,420        371,785      1,998,819
                                                     -----------    -----------    -----------    -----------

Net loss before discontinued operations                 (356,005)    (2,286,555)      (372,631)    (1,998,629)

Discontinued operations                                     --         (160,419)          --          (93,086)
                                                     -----------    -----------    -----------    -----------

Net loss                                             $  (356,005)   $(2,446,974)   $  (372,631)   $(2,091,715)
                                                     ===========    ===========    ===========    ===========

Net loss per share                                   $   (0.0259)   $   (0.3732)   $   (0.0245)   $   (0.3001)
                                                     ===========    ===========    ===========    ===========


See accompanying notes

                                                       3



                                     RAVEN MOON ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                             For the six months ended June 30, 2003 and 2002
                                               (unaudited)



                                                   Preferred Stock                   Common Stock
                                             ----------------------------    ---------------------------
                                                Shares          Amount          Shares         Amount
                                             ------------    ------------    ------------   ------------
Balance December 31, 2001                       6,024,755    $        602       6,049,454   $        605

        Shares issued for cash                       --              --             5,000              1
        Shares issued for accrued expenses           --              --           130,000             13
        Shares issued for options
             rights to Gina D                        --              --           400,000             40
        Common stock warrants granted                --              --              --             --
        Common stock options granted                 --              --              --             --
        Exercise of options                          --              --           220,000             22
        Exercise of warrants                         --              --           257,357             26
        Shares issued for expenses                   --              --         1,087,609            108
        Net loss for the period                      --              --              --             --
                                             ------------    ------------    ------------   ------------
Balance June 30, 2002                           6,024,755    $        602       8,149,420   $        815
                                             ============    ============    ============   ============



Balance December 31, 2002                       6,024,755    $        602      10,594,639   $      1,059

        Common stock options granted
         for expenses                                --              --              --             --
        Common stock options granted
         to related party                            --              --              --             --
        Shares issued to related parties
         for expenses                                --              --           374,312             37
        Shares issued for expenses                   --              --           500,000             50
        Exercise of options                          --              --         1,718,033            172
        Exercise of options related party            --              --         2,593,016            260
        Shares retired                               --              --          (100,000)           (10)
        Net loss for the period                      --              --              --             --
                                             ------------    ------------    ------------   ------------

Balance June 30, 2003                           6,024,755    $        602      15,680,000   $      1,568
                                             ============    ============    ============   ============

                                            4




                              RAVEN MOON ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                      For the six months ended June 30, 2003 and 2002
                                        (unaudited)
                                        (Continued)



                                              Additional
                                               paid-in      Accumulated
                                               capital        deficit          Total
                                             ------------   ------------    ------------

Balance December 31, 2001                    $  7,627,507   $ (8,921,147)   $ (1,292,433)

        Shares issued for cash                      4,999           --             5,000
        Shares issued for accrued expenses        294,987           --           295,000
        Shares issued for options
             rights to Gina D                     389,960           --           390,000
        Common stock warrants granted             112,400           --           112,400
        Common stock options granted              164,500           --           164,500
        Exercise of options                       279,978           --           280,000
        Exercise of warrants                       92,034           --            92,060
        Shares issued for expenses              1,152,826           --         1,152,934
        Net loss for the period                      --       (2,446,974)     (2,446,974)
                                             ------------   ------------    ------------
Balance June 30, 2002                        $ 10,119,191   $(11,368,121)   $ (1,247,513)
                                             ============   ============    ============



Balance December 31, 2002                    $ 12,115,725   $(12,977,304)   $   (859,918)

        Common stock options granted
         for expenses                              60,300           --            60,300
        Common stock options granted
         to related party                         409,500           --           409,500
        Shares issued to related parties
         for expenses                              54,858           --            54,895
        Shares issued for expenses                 60,725           --            60,775
        Exercise of options                        80,125           --            80,297
        Exercise of options related party         229,080           --           229,340
        Shares retired                                 10           --              --
        Net loss for the period                      --         (356,005)       (356,005)
                                             ------------   ------------    ------------

Balance June 30, 2003                        $ 13,010,323   $(13,333,309)   $   (320,816)
                                             ============   ============    ============


See accompanying notes

                                         4(Con't)



                                                RAVEN MOON ENTERTAINMENT, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the six months and the three months ended June 30, 2003 and 2002
                                                          (unaudited)



                                                                          six months ended                 Three months ended
                                                                      --------------------------    --------------------------
                                                                        June 30,       June 30,       June 30,       June 30,
                                                                         2003           2002           2003           2002
                                                                      -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $  (356,005)   $(2,446,974)   $  (372,631)   $(2,091,715)
   Discontinued operations                                                   --          160,419           --           93,086
   Adjustments to reconcile net loss to net cash used
       by operating activities:
           Decrease in deposit on inventory                                28,300           --             --             --
           (Increase) in receivables from related party                    (3,603)       (40,000)        (3,603)        (5,000)
           Amortization and depreciation                                    1,560          2,833            584          1,416
           (Increase) in advance royalty payments to related party        (10,000)       (14,000)        (4,000)        (6,000)
           (Decrease) increase in accounts payable to third parties       (10,500)            40        (67,713)            40
           Increase in accrued wages and salaries to officers             224,874        212,504        124,412        106,232
           Increase (decrease) in accrued interest to officers and
            related parties                                                 3,000         (8,747)         1,200        (15,130)
           Increse in advance receipt for rights to 2002 Cuddle
            Christmas Special                                              44,500           --           44,500           --
           Common stock warrants granted for expenses                        --          112,400           --          112,400
           Common stock options granted for expenses                      469,800        164,500         31,500        164,500
           Shares issued for expenses                                     115,670      1,542,934         20,773      1,373,796
                                                                      -----------    -----------    -----------    -----------

                     Net cash used by operations                          507,596       (314,091)      (224,978)      (266,375)


CASH FLOW TO INVESTMENT ACTIVITIES
          Increase in investment in Club House Video, Inc.               (218,000)          --             --             --


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from Club House Video, Inc.                               --           55,742           --           19,591
Payments of loan from Club House Video, Inc.                             (561,668)          --             --             --
Proceeds from sales of Class B Memberships                                  5,000           --            5,000           --
Payments to Class B Members                                               (92,000)          --           (1,000)          --
Proceeds from sale of stock for cash                                         --            5,000           --             --
Proceeds from exercise of warrants                                           --           92,060           --           91,945
Proceeds from exercise of options                                         309,637        280,000         67,297        240,000
Advance payments for exercise of options                                   40,704           --           40,704           --
Notes payable - officers                                                    4,973        (88,868)        22,973        (75,393)
Notes payable - shareholders                                                 --             --             --           20,000
                                                                      -----------    -----------    -----------    -----------

                     Net cash provided by financing activities           (293,354)       343,934        134,974        296,143

Net (decrease) increase in cash                                            (3,758)        29,843        (90,004)        29,768

Cash at beginning of period                                                12,727           (224)        98,973           (149)

Cash at end of period                                                 $     8,969    $    29,619    $     8,969    $    29,619
                                                                      ===========    ===========    ===========    ===========

See accompanying notes

                                                                 5

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) June 30, 2003

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

Revenue from Club House Video, Inc, formerly Raven Moon Home Video Products, LLC, a wholly owned subsidiary of the Company, accounted for all the revenue from sales of plush toys and the rights to manufacture, market and sell videos, CDs and DVDs for the six months ended June 30, 2003.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) June 30, 2003
                                   (Continued)


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

NET INCOME (LOSS) PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 13,759,406 and 15,229,443 for the six months ended June 30, 2003 and 2002, respectively. The weighted average number of shares outstanding was 15,229,443 and 6,696,569 for the three months ended June 30, 2003 and 2002, respectively.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited) March 31, 2003
                                   (Continued)


Common stock equivalents were not considered in the calculation of net earnings per share because their effect would be antidilutive.

INCOME TAXES -- The Company has incurred approximately $13,300,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

OFFICE EQUIPMENT -- Office equipment is recorded at cost. Depreciation is calculated using the straight-line method.

RECLASSIFICATIONS -- Certain amounts reported in previous years have been reclassified to the 2003 financial statement presentation.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) June 30, 2003
                                   (Continued)


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

As a result of the spin-off, the Company's June 30, 2003 unaudited financial statements have been prepared with Raven Moon Home Video Products, LLC net liabilities, results of operations and cash flows isolated and shown as "discontinued operations", and all historical financial statements presented have been restated to conform to this presentation.

Note 5 -- DEBT

Debt for the company consists of the following:

Notes payable to officers and affiliated companies bear interest at 10% annually. These are demand notes, and are unsecured.

Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock in 2000 and are also entitled to gross revenue royalty fees of the gross revenue of the Company for ten years. The royalties range from .0125% to .5% of gross revenues. No royalties were earned in 2003 and 2002.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) June 30, 2003
                                   (Continued)


Note 6 -- RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2003 loans from officers, directors, senior management and related parties are summarized as follows:

                  Balance at beginning of year                $ 83,000
                  Increase in loans                            109,500
                  Payments on loans                            109,527
                                                              ---------
                  Balance at end of period                    $ 83,973
                                                              =========

Interest expense accrued on these loans was approximately $1,800 for the six month period ended June 30, 2003.

In February of 2003 $40,000 of Class B Member Investment loan was repaid from gross profits of JB Toys, LLC. In March an additional $51,000 of Class B Member Investment loan was repaid from gross profits of JB Toys, LLC. The final 1,000 was paid in May of 2003.

For the six month period ended June 30, 2003 David Mouery has exercised options for 1,833,333 shares of common stock for $170,000.

For the six month period ended June 30, 2003 Gina Mouery has exercised options for 759,683 shares of common stock for $59,000.

Raven Moon Home Video Products, LLC issued a one-time bonus to its four songwriters, valued at $20,000 per songwriter. Two of the songwriters are Joseph and Bernadette DiFrancesco, officers of the Company.

On January 14, 2003, February 19, 2003 and March 4, 2003 the Company made available an additional 900,000 shares of common stock each date to be exercised by David Mouery in accordance with his consulting agreement (see Note 5). These transactions were valued at $130,500, $85,500 and $99,000, and are recorded as consulting expense.

On January 27, 2003 the Company amended its talent agreement with Gina Mouery and granted options for 900,000 shares of common stock. The option exercise price of the common stock is a 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise. The options were valued at $94,500 and charged to production expense.

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) June 30, 2003
                                   (Continued)


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

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) June 30, 2003
                                   (Continued)


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

                                                               Weighted  Average
                                                  Shares         Exercise Price
                                                  ------         --------------

Outstanding at December 31, 2000                      -              $ .0000

         Granted                                   200,000           $1.0000

         Exercised                                (140,000)          $1.0000
                                                  --------

Outstanding at December 31, 2001                    60,000           $1.0000

          Granted                                3,700,000           $ .3638

         Exercised                              (1,698,053)          $ .3121
                                                ----------

Outstanding at December 31, 2002                 2,061,947           $ .1941

         Granted                                 4,860,000           $ .0805

         Exercised                              (4,311,049)          $ .0872
                                                ----------

Outstanding at June 30, 2003                     2,610,898           $ .1300
                                                ==========

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                            (unaudited) June 30, 2003
                                   (Continued)


The exercise price for 200,000 of common stock options granted in 2001 was $1.00 per share. The fair market value of common stock at the date of grant was $3.00 per share. The exercise price and the market value for common stock options granted in 2002 and 2003 is as follows:

Options granted        Exercise Price                          Fair Market Value

     60,000                  $1.00                                    $2.00
    120,000            not less than $2.00                            $1.50
  1,200,000            1/2 of previous 10 days average price          $1.00
    120,000            1/2 of previous 10 days average price          $ .45
  1,000,000                      $.25                                 $ .25
  1,200,000            1/2 of previous 10 days average price          $ .30
  3,960,000            1/2 of previous 10 days average price          $ .15
    900,000            1/2 of previous 10 days average price          $ .06

The weighted average fair value of options granted during 2003, 2002 and 2001 were $.0805, $.03638 and $1.00, respectively. The weighted-average remaining life of options granted were 5.48, 6.44 and 4.00 years at March 31, 2003, December 31, 2002 and 2001, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001: Risk free interest rate of 5.0%, a dividend yield of zero and a volatility factor of .50, respectively.

NOTE 9 - COMMON STOCK WARRANTS

                                                                Weighted Average
                                                Shares           Exercise Price
                                                ------           --------------

Outstanding at December 31, 2000                217,737              $2.1150

         Granted                                452,748              $ .5700

         Exercised                              (66,000)             $ .6900
                                                -------

Outstanding at December 31, 2001                604,485              $1.1200

          Granted                               243,480              $. 0750

         Exercised                             (257,523)             $ .3600
                                               --------

Outstanding at December 31, 2002                590,442              $1.2600

Warrants expired at June 30, 2003              (366,962)             $1.7083
                                               --------

Outstanding at March 31, 2003                   223,480              $ .3250
                                                =======

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                            (unaudited) June 30, 2003
                                   (Continued)


The exercise price and the fair market value of common stock warrants issued is summarized as follows:

Granted                        Exercise price                 Fair market value
-------                        --------------                 -----------------

2001
----

300,000                            $ .1500                          $ .4000
  4,000                            $1.7500                          $ .5000
 60,000                            $ .7150                          $5.0000
 88,748                            $1.9250                          $6.5000

2002
----

300,000                            $1.0 to 1.50                     $2.0000
123,480                            $.5000                           $.50000

The weighted average fair value of warrants granted during 2002 and 2001 were $.0150 and $.0114, respectively. The weighted-average remaining life of warrants granted were 1.00, .73 and 1.72 years at June 30, 2003 and December 31, 2002 and 2001, respectively.

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

                         RAVEN MOON ENTERTAINMENT, INC
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                            (unaudited) June 30, 2003
                                   (Continued)


NOTE 11 -- SUBSEQUENT EVENTS

On July 24, 2003 the Company amended its talent agreement with Gina Mouery and granted $250,000 worth of S-8 per year and the right to purchase an additional $250,000 worth of S-8 options per year for three years anytime between August 1, 2003 and December 31, 2005 . The option exercise price of the common stock is a 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise. The options were valued at $267,000 and charged to production expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

     Raven Moon has also established certain relationships with distributors which have already generated orders from Christian bookstores throughout the country and most major online retailers including Wal-Mart, Target, Books A Million, Borders, Toys R Us, Babies R US, and Amazon. The company has reduced its debt, and continues to produce new episodes for television syndication.

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

Results of Operations

Revenues - The Company's consolidated revenues for the six months ended June 30, 2003 (2003 Quarters) increased to $987,549 from $6,865 for the six months ended June 30, 2002 (2002 Quarters). The increase in revenue is due to increased sales and licensing of intellectual property.

Expenses - Decreased to $1,213,178 for the 2003 Quarters as compared to $2,293,420 for the 2002 Quarters. This increase is primary due to reduction of general and administrative expenses.

Net Loss - Decreased to $356,005 or $0.0259 per share for the 2003 Quarters as compared to a net loss of $2,446,974 or $.3732 per share during the 2002 Quarters. The favorable reduction in net loss can be attributable to the increase in sales.


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


ITEM 3. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b) In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

Item 2.  Changes in securities

None.

Item 3.  Defaults on Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits and Index of Exhibits

     31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     No reports were filed on Form 8-K for the period ended June 30, 2003.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON INTERNATIONAL, INC.
(Registrant)


By:  /s/  Joseph DiFrancesco                             Date:  August 18, 2003
    ----------------------------------------
          Joseph DiFrancesco, President

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT             DESCRIPTION
-------             -----------

  31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.