Form 10QSB
period 2003-09-30
RAVEN MOON ENTERTAINMENT  INC
filed 2003-11-19
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the nine months ended September 30, 2003

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

The number of shares outstanding of the Registrant's Common Stock as of November 18, 2003 was 51,490,171.

Transitional Small Business Disclosure Format:        Yes |_|  No |X|

                                TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION                                             Page

Item 1   Financial Statements ............................................   2

               Consolidated Balance Sheets as of September 30, 2003
                and December 31, 2002 (unaudited).........................   2

               Consolidated Statements of Operations for the Nine
                Months and Three Months Ended September 30, 2003
                and 2002 (unaudited)......................................   3

               Consolidated Statements of Changes in Deficit in
                Stockholder's Equity for the Nine Months Ended
                September 30, 2003 and 2002 (unaudited)...................   4

               Consolidated Statements of Cash Flows for the Nine
                Months and the Three Months Ended September 30, 2003
                and 2002 (unaudited)......................................   5

               Notes to Financial Statements (unaudited)..................   6

Item 2 Management Discussion and Analysis of Financial Condition and
Results of Operations.....................................................   15

         Risk Factors.....................................................   17


         Controls and Procedures..........................................   19


Part II    OTHER INFORMATION

Item 1   Legal Proceedings................................................   19

Item 6   Exhibits and Reports on Form 8-K.................................   20

SIGNATURE.................................................................   21



                                     Part I.

Item 1.  Financial Statements



                          RAVEN MOON ENTERTAINMENT, INC.
                            Consolidated Balance Sheet
                                September 30, 2003
                                    (unaudited)



                                      ASSETS


Cash and cash equivalents                                             $      8,275
Options receivable                                                         368,121
Receivable from affiliated company                                          46,586
Production advance, related party                                           31,000
Organization costs, net of $15,538 of accumulated
       amortization                                                           --
Investment in Club House Video, Inc.                                       368,000
Advance on future royalties - related party                                 64,000
                                                                      ------------

                                                                      $    885,982
                                                                      ============


                  LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY


Accounts payable                                                      $     50,000
Accrued salaries and wages payable to officers                             535,675
Accrued interest payable to officers and related parties                    82,451
Advance receipt for rights to 2003 Cuddle Bug Christmas Special            138,500
Advance receipt for exercise of stock options                               30,000
Notes payable officers and third parties                                    19,523
Loans from shareholders                                                     62,000
Advance from Class B Members of LLC                                          5,000
Debentures payable                                                          30,000
                                                                      ------------

                 Total liabilities                                         953,149


COMMITMENTS AND CONTINGENCIES (see note 3)


DEFICIT IN STOCKHOLDERS' EQUITY
    Preferred stock, $.0001 par value, authorized 5,000,000 shares;
                 issued and outstanding 120,495                                 12
    Common stock, $.0001 par value, authorized 200,000,000 shares;
                 issued and outstanding 44,215,508                           4,422
    Additional paid-in capital                                          14,914,098
    Accumulated deficit                                                (14,985,699)
                                                                      ------------

                 Total deficit in stockholders' equity                     (67,167)
                                                                      ------------

                                                                      $    885,982
                                                                      ============


See accompanying notes

                                         2


                                                  RAVEN MOON ENTERTAINMENT, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the nine months and three months ended September 30, 2003 and 2002
                                                            (unaudited)



                                                                     Nine months ended                 Three months ended
                                                             -------------------------------     -------------------------------
                                                             September 30,     September 30,     September 30,     September 30,
                                                             -------------     -------------     -------------     -------------
                                                                  2003              2002              2003              2002
                                                             -------------     -------------     -------------     -------------

REVENUES:
          Sales of plush toys                                 $   204,527       $     7,066       $       176       $       201
           Sale of rights to related party to manufacture,
                market and sell video, CD, and DVD products       783,198              --                --                --
                                                              -----------       -----------       -----------       -----------

                                                                  987,725             7,066               176               201

 COST OF GOODS SOLD                                               130,376              --                --                --
                                                              -----------       -----------       -----------       -----------

GROSS PROFIT                                                      857,349             7,066               176               201


EXPENSES:
           Consulting fees                                      1,700,576         1,148,065         1,218,966           688,250
           Production expense                                     488,885           583,079           142,891           167,084
           Option Rights to Gina D                                   --             489,400              --                --
           Depreciation and amortization                            1,560             4,250              --               1,417
           Interest                                                 5,188            24,439             1,584            13,580
           General and administrative expense                     669,535         1,808,670           289,125           894,152
                                                              -----------       -----------       -----------       -----------

          Total costs and expenses                              2,865,744         4,057,903         1,652,566         1,764,483
                                                              -----------       -----------       -----------       -----------

Net loss before discontinued operations                        (2,008,395)       (4,050,837)       (1,652,390)       (1,764,282)

Discontinued operations                                              --            (240,803)             --             (80,384)
                                                              -----------       -----------       -----------       -----------

Net loss                                                      $(2,008,395)      $(4,291,640)      $(1,652,390)      $(1,844,666)
                                                              ===========       ===========       ===========       ===========

Net loss per share                                            $   (0.0674)      $   (0.2957)      $   (0.0497)      $   (0.1069)
                                                              ===========       ===========       ===========       ===========


See accompanying notes

                                                                3


                                          RAVEN MOON ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                                  For the nine months ended September 30, 2003 and 2002
                                                     (unaudited)



                                                           Preferred Stock                   Common Stock
                                                     ----------------------------    ----------------------------
                                                        Shares          Amount          Shares          Amount
                                                     ------------    ------------    ------------    ------------

Balance December 31, 2001                                 120,495    $         12      12,098,909    $      1,210

     Shares issued for cash                                  --              --            10,000               1
     Shares issued for accrued expenses                      --              --           260,000              26
     Shares issued for options
        rights to Gina D                                     --              --           800,000              80
     Common stock warrants granted                           --              --              --              --
     Common stock options granted                            --              --              --              --
     Exercise of options                                     --              --           989,687              99
     Exercise of warrants                                    --              --           415,046              41
     Shares issued for expenses                              --              --         4,627,218             463
     Shares retired                                      (300,000)            (30)             30            --
     Net loss for the period                                 --              --              --              --

                                                     ------------    ------------    ------------    ------------
Balance September 30, 2002                                120,495    $         12      18,900,860    $      1,890
                                                     ============    ============    ============    ============

Balance December 31, 2002                                 120,495    $         12      21,189,278    $      2,119

     Common stock options granted for expenses               --              --              --              --
     Common stock options granted to related party           --              --              --              --
     Shares issued to related parties for expenses           --              --         4,938,623             494
     Shares issued for expenses                              --              --         3,839,928             384
     Exercise of options                                     --              --         8,786,847             879
     Exercise of options related party                       --              --         5,686,032             569
     Shares retired                                          --              --          (225,200)            (23)
     Net loss for the period                                 --              --              --              --
                                                     ------------    ------------    ------------    ------------
Balance September 30, 2003                                120,495     $        12      44,215,508    $  4,422,000
                                                     ============    ============    ============    ============


                                                        4




                              RAVEN MOON ENTERTAINMENT, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                      For the nine months ended September 30, 2003 and 2002
                                         (unaudited)
                                         (CONTINUED)


                                                      Additional
                                                       paid-in      Accumulated
                                                       capital        deficit          Total
                                                     ------------   ------------    ------------

Balance December 31, 2001                            $  7,627,492   $ (8,921,147)   $ (1,292,433)

     Shares issued for cash                                 4,999           --             5,000
     Shares issued for accrued expenses                   294,974           --           295,000
     Shares issued for options
        rights to Gina D                                  389,920           --           390,000
     Common stock warrants granted                        902,500        902,500
     Common stock options granted                         125,983           --           125,983
     Exercise of options                                  349,901           --           350,000
     Exercise of warrants                                  92,169           --            92,210
     Shares issued for expenses                         1,874,617           --         1,875,080
     Shares retired
     Net loss for the period                                 --       (4,291,640)     (4,291,640)

                                                     ------------   ------------    ------------
Balance September 30, 2002                           $ 11,662,585   $(13,212,787)   $ (1,548,300)
                                                     ============   ============    ============

Balance December 31, 2002                            $ 12,115,255   $(12,977,304)   $   (859,918)

     Common stock options granted for expenses            538,070           --           538,070
     Common stock options granted to related party         99,888           --            99,888
     Shares issued to related parties for expenses        812,558           --           813,052
     Shares issued for expenses                           506,291           --           506,675
     Exercise of options                                  556,371           --           557,250
     Exercise of options related party                    285,642           --           286,211
     Shares retired                                            23           --              --
     Net loss for the period                                 --       (2,008,395)     (2,008,395)
                                                     ------------   ------------    ------------
Balance September 30, 2003                           $ 14,914,098   $(14,985,699)   $    (67,167)
                                                     ============   ============    ============


See accompanying notes

                                             4(Con't)


                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the nine months and the three months ended September 30, 2003 and 2002
                                   (unaudited)



                                                                        Nine months ended             Three months ended
                                                                    --------------------------    --------------------------
                                                                   September 30,  September 30,  September 30,  September 30,
                                                                        2003          2002           2003           2002
                                                                    -----------    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $(2,008,395)   $(4,291,640)   $(1,652,390)   $(1,844,666)
     Discontinued operations                                               --          240,803           --           80,384
     Adjustments to reconcile net loss to net cash used
       by operating activities:
         Decrease in deposit on inventory                                28,300           --             --             --
         (Increase) in receivables from Neuhaus                            --          (40,000)          --             --
         (Increase) in options receivables                             (368,121)          --         (368,121)          --
         (Increase) in receivables from related party                   (46,586)          --          (42,983)          --
         (Increase) in production advance                               (31,000)          --          (31,000)          --
         Amortization and depreciation                                    1,560          4,250           --            1,417
         (Increase) in advance royalty payments to related party        (18,000)       (20,000)        (8,000)        (6,000)
         Increase (decrease) in accounts payable to third parties        39,500           --           50,000            (40)
         Increase in accrued wages and salaries to officers             349,290        318,776        124,416        106,272
         Increase in accrued expenses                                      --            6,040           --           14,787
         Increase (decrease) in accrued interest to officers
              and related parties                                         4,499         (8,747)         1,499         (8,747)
         Increse in advance receipt for rights to 2003 Cudd1e
              Bug Christmas Special                                     138,500           --           94,000           --
         Common stock warrants granted for expenses                        --          125,983           --           13,583
         Common stock options granted for expenses                      637,958        902,500        168,158        738,000
         Shares issued for expenses                                   1,319,727      2,265,080      1,204,057        722,146
                                                                    -----------    -----------    -----------    -----------

                   Net cash provided (used) by operations                47,232       (496,955)      (460,364)      (182,864)

CASH FLOW TO INVESTMENT ACTIVITIES
         Increase in investment in Club House Video, Inc.              (218,000)          --             --             --


CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from loan from Club House Video, Inc.                    --          246,753           --          191,011
         Payments of loan from Club House Video, Inc.                  (561,668)          --             --             --
         Proceeds from sales of Class B Memberships                       5,000           --             --             --
         Payments to Class B Members                                    (92,000)          --             --             --
         Proceeds from sale of stock for cash                              --            5,000           --             --
         Proceeds from exercise of warrants                                --           92,210           --              150
         Proceeds from exercise of options                              843,461        350,000        533,824         70,000
         Advance payments for exercise of options                        30,000           --          (10,704)          --
         Notes payable - officers                                       (58,477)      (155,869)       (63,450)       (67,001)
         Notes payable - shareholders                                      --             --             --             --
                                                                    -----------    -----------    -----------    -----------

                   Net cash provided by financing activities            166,316        538,094        459,670        194,160

         Net (decrease) increase in cash                                 (4,452)        41,139           (694)        11,296

         Cash at beginning of period                                     12,727           (224)         8,969         29,619
                                                                    -----------    -----------    -----------    -----------
         Cash at end of period                                      $     8,275    $    40,915    $     8,275    $    40,915
                                                                    ===========    ===========    ===========    ===========


See accompanying notes

                                                      5

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2003


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

Revenue from the distribution of videos is recognized as earned under the criteria established by SOP 00-2. The Company's revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual videos. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:

o    The Company has a valid sale or licensing agreement in place.
o The video is complete and in accordance with the agreement with the customer.
o    The video has been delivered or is deliverable.
o    The license period has begun.
o    The revenue is fixed or determinable and collection is reasonably assured.

Revenue from Club House Video, Inc, formerly Raven Moon Home Video Products, LLC, a wholly owned subsidiary of the Company, accounted for all the revenue from sales of plush toys and the rights to manufacture, market and sell videos, CDs and DVDs for the nine months ended September 30, 2003.

PRODUCTION COSTS -- Production costs include costs to develop and produce video entertainment products. These costs were paid primarily to companies and individuals hired to perform a specific task. The Company out-sources these activities in order to reduce overhead costs. Production costs are amortized by

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) September 30,
                                      2003
                                   (Continued)


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

NET INCOME (LOSS) PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 29,792,943 and 14,511,363 for the nine months ended September 30, 2003 and 2002, respectively. The weighted

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) September 30,
                                      2003
                                   (Continued)


average number of shares outstanding was 33,236,313 and 17,260,667 for the three months ended September 30, 2003 and 2002, respectively. Common stock equivalents were not considered in the calculation of net earnings per share because their effect would be antidilutive.

INCOME TAXES -- The Company has incurred approximately $15,000,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 2003
                                   (Continued)


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

As a result of the spin-off, the Company's September 30, 2003 unaudited financial statements have been prepared with Raven Moon Home Video Products, LLC net liabilities, results of operations and cash flows isolated and shown as "discontinued operations", and all historical financial statements presented have been restated to conform to this presentation.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) September 30,
                                      2003
                                   (Continued)

Note 6 -- RELATED PARTY TRANSACTIONS


On September 16, 2003 the agreement with Gina Mouery was amended, all options and warrants outstanding were replaced with 1,125,000 shares of common stock valued at $404,000 and included in production expense. In addition, Gina Mouery was granted 250,000 options for common stock valued at $73,600 and charged to production expense. The options replaced by Gina Mouery were valued at $210,600, this amount reduced the current charges to production expense. For the nine-month period ended September 30, 2003 Gina Mouery has exercised options for 1,009,683 shares of common stock for $116,000.

Also, on September 16, 2003 the agreement with David Mouery was amended, all options and warrants outstanding were replaced with a grant of 250,000 options for common stock, valued at $73,600 and charged to consulting expense. The options replaced by David Mouery were valued at $255,180, this amount reduced the current charges to production expense. For the nine-month period ended September 30, 2003 David Mouery has exercised options for 1,833,333 shares of common stock for $170,000.

During the nine-month period ended September 30, 2003 loans from officers, directors, senior management and related parties are summarized as follows:

              Balance at beginning of year                $ 83,000
              Increase in loans                            135,500
              Payments on loans                            198,977
                                                          --------
              Balance at end of period                    $ 19,523
                                                          ========

Interest expense accrued on these loans was approximately $4,500 for the nine month period ended September 30, 2003.

In February of 2003 $40,000 of Class B Member Investment loan was repaid from gross profits of JB Toys, LLC. In March an additional $51,000 of Class B Member Investment loan was repaid from gross profits of JB Toys, LLC. The final 1,000 was paid in May of 2003.

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) September 30,
                                      2003
                                   (Continued)


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

c) On March 11, 2003, counsel for Mr. Randolph S. Shaw contacted the Company with a demand related to 400,000 convertible preferred shares of the Company he owns. The shares are redeemable by the Company in February 2003. The Company is currently negotiating with Mr. Shaw the terms and conditions of the redemption of those shares by the Company. In the opinion of management the resolution of this matter will have no material effect on the operation of the Company.

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited) September 30,
                                      2003
                                   (Continued)


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

                                                              Weighted  Average
                                          Shares               Exercise Price
                                          ------               --------------

Outstanding at December 31, 2000             -                   $ .0000

         Granted                          200,000                $1.0000

         Exercised                       (140,000)               $1.0000
                                         --------

Outstanding at December 31, 2001           60,000                $1.0000

          Granted                       3,700,000                $ .3638

         Exercised                     (1,698,053)               $ .3121
                                       ----------

Outstanding at December 31, 2002        2,061,947                $ .1941

         Granted                        6,424,492                $ .0993

         Exercised                      (7,236439)               $ .1166
                                        ---------

Outstanding at September 30, 2003       1,250,000                $ .2588
                                        =========

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                            (unaudited) September 30,
                                      2003
                                   (Continued)


The exercise price for 200,000 of common stock options granted in 2001 was $1.00 per share. The fair market value of common stock at the date of grant was $3.00 per share. The exercise price and the market value for common stock options granted in 2002 and 2003 is as follows:

Options granted        Exercise Price                         Fair Market Value

   60,000                    $1.00                                  $2.00
  120,000              not less than $2.00                          $1.50
1,200,000              1/2 of previous 10 days average price        $1.00
  120,000              1/2 of previous 10 days average price        $ .45
1,000,000                    $ .25                                  $ .25
1,200,000              1/2 of previous 10 days average price        $ .30
3,960,000              1/2 of previous 10 days average price        $ .15
  900,000              1/2 of previous 10 days average price        $ .06
2,000,000              1/2 of previous 10 days average price        $ .56

The weighted average fair value of options granted during 2003, 2002 and 2001 were $.0993, $.3638 and $1.00, respectively. The weighted-average remaining life of options granted were 3.00, zero and zero years at September 30, 2003, December 31, 2002 and 2001, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001: Risk free interest rate of 5.0%, a dividend yield of zero and a volatility factor of .50, respectively.

On September 16, 2003 the Board of Directors approved the voluntary option incentive program to compensate employees, officers, directors and outside consultants for services they provide to the Company. The Company will allocate 10,000,000 shares of common stock to this plan, and registered these shares in an S-8 filing on September 17, 2003. The exercise price of the options is 50% of the 10 day moving average closing bid price. During the period ended September 30, 2003 the Company granted 2,000,000 options, which were value at $625,000. These options were recorded and reduced for previous options granted which were replaced by new agreements approved by the board on September 16, 2003, these options replaced were valued at $457,000. The net effect of these transactions was $168,000 and was charged to expense for the none month period ended September 30, 2003.

Subsequent to September 30, 2003 the Company has granted 6,438,141 options for common stock. These options are valued at $520,000 and will be charge to expense.

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                            (unaudited) September 30,
                                      2003
                                   (Continued)

NOTE 9 - COMMON STOCK WARRANTS

                                                              Weighted Average
                                              Shares           Exercise Price
                                              ------           --------------

Outstanding at December 31, 2000              217,737              $2.1150

         Granted                              452,748              $ .5700

         Exercised                            (66,000)             $ .6900
                                             --------

Outstanding at December 31, 2001              604,485              $1.1200

          Granted                             243,480              $ .0750

         Exercised                           (257,523)             $ .3600
                                             --------

Outstanding at December 31, 2002              590,442              $1.2600


Warrants expired at September 30, 2003       (540,442)             $1.1550
                                             --------

Outstanding at September 30, 2003              50,000              $ .1500
                                             ========

The exercise price and the fair market value of common stock warrants issued is summarized as follows:

Granted                             Exercise price            Fair market value
-------                             --------------            -----------------
2001

 300,000                              $ .1500                   $  .4000
   4,000                              $1.7500                   $  .5000
  60,000                              $ .7150                   $ 5.0000
  88,748                              $1.9250                   $ 6.5000

2002

 300,000                              $1.0 to 1.50              $ 2.0000
 123,480                              $  .5000                  $  .5000

                          RAVEN MOON ENTERTAINMENT, INC
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                            (unaudited) September 30,
                                      2003
                                   (Continued)


The weighted average fair value of warrants granted during 2002 and 2001 were $.0150 and $.0114, respectively. The weighted-average remaining life of warrants granted were 1.00, .73 and 1.72 years at September 30, 2003 and December 31, 2002 and 2001, respectively.

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

     This report also identifies important factors, which could cause actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include the factors discussed under the heading "Risk Factors" beginning at page 17 of this report.

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

Results of Operations
---------------------


Revenues - The Company's consolidated revenues for the nine months ended September 30, 2003 (2003 Quarters) increased to $987,686 from $7,066 for the nine months ended June 30, 2002 (2002 Quarters). The increase in revenue is due to increased sales and licensing of intellectual property.

Expenses - Decreased to $2,865,744 for the 2003 Quarters as compared to $4,057,903 for the 2002 Quarters. This increase is primary due to reduction of general and administrative expenses.

Net Loss - Decreased to $2,008,395 or $0.0674 per share for the 2003 Quarters as compared to a net loss of $4,291,640 or $.2957 per share during the 2002 Quarters. The favorable reduction in net loss can be attributable to the increase in sales.



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

                                            RAVEN MOON INTERNATIONAL, INC.
                                            (Registrant)


                                            By:  /s/  Joseph DiFrancesco
                                               --------------------------------
                                                      Joseph DiFrancesco,
                                                      President