Form 10KSB
period 2003-12-31
RAVEN MOON ENTERTAINMENT  INC
filed 2004-03-29
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange
                                   Actof 1934

                   For the fiscal year ended December 31, 2003

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

Common Stock, par value $.0001                                None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Issuer's gross revenues for its most recent fiscal year are $1,173,832

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on March 24, 2004 was approximately $3,079,089.

     The approximate number of shares outstanding of the registrant's Common Stock as of March 16, 2004 was 109,967,487.

Transitional Small Business Disclosure Format:    Yes | _ |  No | X |

                                TABLE OF CONTENTS


Part I                                                                     Page

Item 1   Description of Business..........................................    2

Item 2   Description of Properties........................................    7

Item 3   Legal Proceedings................................................    7

Item 4   Submission of Matters to a Vote of Security Holders..............    7

Part II

Item 5   Market for Company's Common Equity and Related
               Stockholder Matters........................................    8

Item 6   Management Discussion and Analysis...............................    9

Item 7   Financial Statements.............................................   11

                  Independent Auditors Consent                               11
                  Balance Sheet                                              12
                  Statement of Operations                                    13
                  Stockholders Equity (Stockholders' Deficit)                14
                  Statement of Cash Flows                                    15
                  Notes to Financial Statements                              16

Item 8   Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure................................   30

Part III

Item 9   Directors, Executive Officers, Promoters, and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.........   30

Item 10   Executive Compensation..........................................   32

Item 11   Security Ownership of Certain Beneficial Owners and Management..   33

Item 12   Certain Relations and Related Transactions......................   34

Item 13   Exhibits and Reports on Form 8-K................................   37

Item 14.  Principal Accountant Fees and Services..........................   38

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

                                     PART I

Item 1.   Description of Business.

General
-------

     The primary business focus of Raven Moon Entertainment, Inc. (the "Company" or "Raven Moon") is the development and production of children's television programs and videos, CD music production, Internet websites focused on the entertainment industry and music publishing and talent management.

     In 2003, after we had produced one 1/2 hour pilot episode of "Gina D's Kids Club", we built a budget of $3,000,000 to produce a total of 15 1/2 hour television programs. Once these programs are fully produced and placed on television stations, there could be an opportunity that the content, the characters, and music from these programs will create a demand for licensing and merchandising of Videos/DVD's, Toys and Music CD's which could generate revenue for the company. To date the company has produced nine (9) programs. The cost incurred to produce these programs have been covered by using the company's equity. In order to complete the remaining six (6) episodes beginning April 1, 2004 to on or about September 2004, the company must raise $1,200,000 for production costs in addition to ordinary operating expenses. In any case, the company expects there could be a significant dilution of the company's stock which could effect the stock price in a negative way until the exposure from the television programs could create a revenue source from the licensing and merchandising of the products. The market for this product and these services is worldwide, although the Company will devote most of its efforts within North America. We believe that there are approximately 200 separate television-viewing markets in the United States alone that would have a strong interest in our product.

     Our research has indicated that television advertising revenues have declined and are anticipated to decline further, and that television and cable networks are cutting back on new program productions. However, the Family Values media market is believed to be growing and remains strong. Therefore, the Company has determined to produce up to 15 half-hour episodes of "Gina D's Kids Club" at a potential up-front cost of approximately $3,000,000 and to develop, produce and market 15 additional "family values" home video products and 5 music CD products. Raven Moon Entertainment has signed an agreement with Clubhouse Videos, Inc. for Clubhouse to acquire the video and CD rights for $300,000 a video episode and $100,000 for a Music CD respectively plus 10% of gross revenues from the sale of the video and CD products. The sale of these rights resulted in $942,698 of revenue for the past year.

     The first program that has been completed for distribution is a family values-themed home video called "Gina D's Kids Club" targeted to 3-6 year old children. This product contains positive sing-along songs, funny, live-action educational characters and animated a safety message called "Mr. Bicycle Man". We are in the process of producing a home video library of 15 half-hour episodes of "Gina D's Kid's Club," a video and television show targeted to 3-6 year old children. To date, we have produced 9 of these episodes at a cost of $3,000,000, thus developing two products at a cost of one. The program features a host named "Gina D" and other Kid Club friends that are all part of the rights Option package. They include characters such as "Hammy," "Fishy," "Kitty," "Simon," "TV Ted," and "Miss Muffin." Although we also own the rights to an exclusive option to "Baby and the Transistor Sisters", they do not appear in the initial pilot.

     In 2001, we focused our efforts on raising the necessary funds to produce a pilot episode of a television program and first video entitled "Gina D's Kid's Club" that is targeted to 3-6 year old children. The properties we initially focused on were new characters that have been integrated into this program.

     We estimate the total cost to produce the initial video episode was approximately $300,000, including the cost of designing and building a state of the art 3 dimensional animated virtual reality stage set, costumes and other materials that will be used in the initial episode, as well as future planned episodes. By producing the show in the Orlando, Florida area, rather than Los Angeles or New York, we believe that we can produce the additional episodes at a cost of approximately $200,000 per episode, as opposed to $350,000 to $400,000, while utilizing local production resources and talent to produce quality comparable to that of shows produced by Disney or Warner Brothers. Thus far, Raven Moon has produced 9 video episodes, and plans to complete 15 episodes prior to September, 2004.

     To increase the shareholder value and to better position ourselves in the marketplace, we elected to "spin-off" its subsidiary, Raven Moon Home Video Products LLC. Raven Moon Home Video Products LLC was merged into Clubhouse Videos, Inc., a subsidiary corporation, and the Company subsequently issued a dividend to its stockholders of record as of March 7, 2003, of shares of Clubhouse Videos, Inc. received from the exchange of its equity interest in the LLC for stock in Clubhouse Videos, Inc. The Company will be receiving 10% of gross revenues from worldwide sales of the "Gina D's Kids Club" product line from Clubhouse Videos Inc., and reduced its debt by approximately $1.9 million as a result of this spin-off.

     Raven Moon Entertainment, Inc. created a wholly owned subsidiary called JB Toys, LLC with an identical profit sharing formula as its former subsidiary, Raven Moon Home Video Products, LLC prior to its being spun off. Provided that it pays royalties to the copyright owners, JB Toys, LLC will control the exclusive licensing and merchandising rights to the following product lines for a period of ten years: The "Cuddle Bug", "The Christmas Cuddle Bug", "The Cuddle Bug Cousins", "The Birthday Cuddle Bugs", "The BoBo Blocks", "Mr. Bicycle Man" and "Cowboy Joe & Cowgirl Jane" from the "Katie Did It Kids". Raven Moon will receive 15% of gross profits received by JB Toys, LLC for ten years.

Competitive Business Conditions
-------------------------------

     The main competition in our industry comes from the major studios, such as Disney and Universal Studios that produce a large percentage of children's programming plus producers of such shows as "Barney," "Sesame Steet," and the "Muppets." The next level of competition is from other independents production companies. To be competitive, we must produce high quality creative productions and must develop the reputation and contacts to meet with the principal players in this industry. We expect our distributors to provide the support necessary to enable us to compete in this marketplace.

Creative Talent
---------------

     We have been able to obtain the talent necessary to develop and produce this programming, including actors, set designers and builders, television production crews, scriptwriters, and musicians, from sub-contractors available in the metropolitan Orlando, Florida area, many of whom presently develop and produce materials and productions for Disney and Universal Studios.

     Raven Moon Entertainment recently formed Raven Animation, Inc., a wholly owned subsidiary, and retained two former Disney Animators to work on current animation projects included in the "Gina D's Kids Club" series and assist in the animation in future projects including "Mr. Bicycle Man" and Bo Bo Blocks.

     Joey and Bernadette DiFrancesco, the Company's principle creative officers and directors have spent a substantial time developing these properties and products during the last two fiscal years. They are in charge of the production of the product on an ongoing basis.

Intellectual Property
---------------------

     We have determined to focus our primary efforts on audio and video production for television and Family Values Videos and more specifically on the present development of the "Gina D's Kids Club" children's videos. On April 11, 2001, we acquired from Joseph and Bernadette DiFrancesco a One (1) year option for the rights to the program "Gina D's Kids Club," the cartoon characters "TV Ted", "Baby and the Transistor Sisters" and other characters from the show including: "Simon," "Fishy," "Kitty," "Hammy," "Miss Muffin," and the music publishing rights to songs written by Mr. and Mrs. DiFrancesco, in exchange for 1,200,000 shares of our common stock at par value.

     Because the Company failed to have produced the required number of programs and videos by April 1, 2002, the Option was extended for an additional year in exchange for 800,000 shares of common stock to J&B DiFrancesco. In addition, an Option Agreement for the rights of the project "Praise-n-Shine" have been entered into with Beyond The Kingdom, Inc. The Company agreed to cover all production costs and to pay a royalty equal to 15% of all gross revenues from video sales and sub-licenses for 10 years.

     On March 4th & March 5th 2004, the Company's Board of Directors renegotiated a new ten-year agreement with Joey & Bernadette DiFrancesco, the copyright and trademark owners, to be effective beginning January 1, 2004 and ending December 31, 2014. In the agreement, the Company must pay J&B DiFrancesco, in addition to their salaries as officers of the company, a creative license fee of $750,000 or 10% of gross revenues, whichever is greater, each year for ten years. The Company shall own these rights provided that the Company does not file for bankruptcy or is taken over by an unfriendly party.

Marketing and Distribution
--------------------------

     To facilitate direct marketing to consumers, the Company established a wholly owned subsidiary, Raven Moon Home Video Products, LLC ("Video LLC"). The Video LLC filed its Articles of Organization with the Florida Department of State on September 26, 2001. The Company granted the Video LLC a limited, ten-year license to manufacture and market a series of videos and music CD's of the "Gina D's Kids Club" program. Raven Moon Entertainment spun-off Raven Moon Home Video Products, LLC into a separate company Clubhouse Videos, Inc. ("Clubhouse"). Clubhouse will bear all costs associated with the manufacturing, distribution and sale of video products and will pay to the Company $300,000 for each video they acquire and $100,000 per Music CD plus 10% of gross revenues from the sale of the Videos and CDs.

     When the Company elected to spin off the LLC into its own public company, they issued a stock dividend to all Raven Moon Entertainment, Inc. shareholders as of March 7, 2003.

     In 2002, we raised approximately $900,000 in LLC private offering. The spin off of the LLC resulted in the elimination of the $900,000 debt, which was classified as an advance to Raven Moon from class B members of the LLC.

     With these resources in place and with the expected market penetration and acceptance of the Company's TV characters, we will be in a position to attempt to exploit this fast growing and very profitable segment of the market (i.e., entertainment items for 3 year olds to 5 year olds).

     This "spin-off" of Clubhouse Videos, Inc., formerly known as Raven Moon Home video Products, LLC, reduced the Company's debt significantly and put the company into a position where it can become profitable in the short term.

Research and Development
------------------------

     During 2003, we spent approximately $1,394,165 on the development and production of 3 episodes and the promotional PSA announcements for the "Gina D's Kid's Club" program.

Customers
---------

     The Company is not dependant on a few major customers because every television station in the country is involved in filling its production day and is constantly seeking quality program material to enable it to meet that demand. The Company intends to allow the television stations to keep 100% of the commercial advertising and a small percentage of licensing and merchandising monies received by Raven Moon Entertainment, Inc., provided that they air the programs consistently each week for a period of two years beginning September 2004. The Company has already signed a broadcast agreement with LEASEA Broadcasting who covers approximately 190 stations nationwide. LEASEA will begin airing "Gina D's Kids Club" in September of 2004.

Personnel
---------

     We currently have 2 full-time employees and no part-time employees. We have no plan to hire any additional employees in the immediate future. We expect to meet our additional personnel needs through the hiring of independent contractors. The Company relies heavily on the use of outside consulting services. The source of independent contractors is readily available in Central Florida from many different sources including the talent pool of professionals who have worked with companies such as Disney/MGM, Universal Studios and Nickelodeon. Recently the Company signed a 36 month financing agreement with MG Studios to produce 12 new episodes of Gina D's Kids Club".

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

Company History
---------------

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

Item 2.   Description of Properties

     We presently lease a small, one-room office located at 120 International Parkway, Suite 220, Heathrow, Florida, for a monthly rental of $450. The lease is on a month-to-month basis. We believe these facilities will be adequate for our purposes because our primary business is conducted in rented professional recording studios and facilities of subcontractors used in the television, motion picture, and recording business.

Item 3.   Legal Proceedings.

     On March 11, 2003, counsel for Mr. Randolph S. Shaw contacted the Company with a demand related to 8,000 convertible preferred shares of the Company he owns, redeemable by the Company in February 2003 at a price of $50.00 per share. The Company disputes this claim and the Company is currently negotiating with Mr. Shaw the terms and conditions of the redemption of those shares. Recently, the parties have agreed to submit this dispute to mediation.

Item 4. Submission Of Matters To A Vote Of Security Holders

We held our Annual Meeting on August 15, 2003. During the Annual Meeting, the following actions were taken:


                              Election of Directors

Proposal #1:
--------------------------------------------------------------------------------
                                          FOR                    WITHHELD
--------------------------------------------------------------------------------
Joseph DiFrancesco                    252,984,727               1,176,250
--------------------------------------------------------------------------------
Bernadette DiFrancesco                252,972,227               1,188,750
--------------------------------------------------------------------------------
Stephen Chrystie                      251,976,227               2,184,750
--------------------------------------------------------------------------------
Norman P. Weinstock                   251,976,227               2,184,750
--------------------------------------------------------------------------------
Anthony Arcari                        251,526,677               2,634,300
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                             Increase in Authorized
                           Shares of Common Stock from
Proposal #2:                16,000,000 to 200,000,000
--------------------------------------------------------------------------------
                             FOR                   AGAINST             ABSTAIN
--------------------------------------------------------------------------------
Total Shares            239,256,459               14,902,798            1,720
--------------------------------------------------------------------------------

The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations.

                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

     Our common stock began trading on the NASDAQ over-the-counter bulletin board under the symbol "RMOO" on December 1, 2000. The symbol was changed to "RVNM" in 2003.

Historical Market Price Data for Common Stock of Raven Moon Entertainment, Inc.
------------------------------------------------------------------------------

     The following table sets forth the range of high and low bid prices for the common stock for the period beginning January 1, 2002 and ending December 31, 2003, as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The prices do reflect the 50-for-1 reverse-split effective June 30, 2003 and 1 for1 dividend issued effective September 1, 2003.

     Common Stock                 High ($)                 Low ($)

     1st Quarter 2002             $ .08                    $ .025
     2nd Quarter 2002             $ .575                   $ .025
     3rd Quarter 2002             $ .03                    $ .0065
     4th Quarter 2002             $ .40                    $ .05

     1st Quarter 2003             $ .18                    $ .03
     2nd Quarter 2003             $ .50                    $ .03
     3rd Quarter 2003             $ .34                    $ .06
     4th Quarter 2003             $ .33                    $ .03

We are classified as a "penny stock".
-------------------------------------

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

Number of Shareholders and Total Outstanding Shares
---------------------------------------------------

     As of March 16, 2004, approximately 109,967,487 shares of our common stock were outstanding and, as far as we can determine, were held by approximately 882 holders of record.

Dividends
---------

     We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future. We did pay a dividend of one share of restricted common stock for each outstanding share of common stock on September 1, 2003.

Preferred Shares
----------------

     As of December 31, 2003, the Company had 119,645 shares of preferred stock outstanding. The preferred shares are convertible into 119,645 shares of common stock, or can be redeemed at $50.00 per share if the Company has the ability to redeem them.

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


Results of Operations - ended December 31, 2003 and 2002
--------------------------------------------------------

Revenue

     Revenues are generated from the sale of rights, licenses, and toys inspired by the children entertainment productions of Raven Moon Entertainment.

     Total revenues for the period ending December 31, 2003 and December 31, 2002 were $1,173,832 and $7,069 respectively, representing an increase of $1,166,763. The increase in revenue was primarily due to the sale of the video, DVD, and CD rights for the first 4 episodes of "Gina D's Kids Club" to Clubhouse Videos Inc. According to their contract, Clubhouse Videos has the right to purchase subsequent episodes of "Gina D's Kids Club" for $300,000 each. Raven Moon currently has 6 episodes produced with 3 more scheduled to be completed by the end of March.

     Based upon our negotiations with various major entertainment companies, the company has decided to increase its focus and use the majority of its resources on completing 15 episodes of "Gina D's Kids Club" for television syndication. If we're able to syndicate "Gina D's Kids Club" nationally, the value for our future video, CD, DVD, and Toy Rights will increase. In addition, television syndication for "Gina D's Kids Club" will assist the company in the development of future projects for which it has the rights to including "Mr. Bicycle Man", "BO BO Blocks, and "Cuddle Bug Cousins".

Cost of Goods Sold
------------------

     Cost of goods sold increased from $0 in 2002 to $130,346 in 2003 and consists primarily of the cost of manufacturing the "Cuddle Bug" toys for JB Toys, LLC., a wholly owned subsidiary of Raven Moon Entertainment. The "Cuddle Bugs" were sold for $204,527 to Clubhouse Videos, Inc., which resulted in a gross profit for JB Toys, LLC. of $73,151.

Expenses
--------

     Expenses for the period ended December 31, 2003 and December 31, 2002 were $4,944,613 and $4,896,837, respectively, an increase of $47,776.

     Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis. The total expenses remained essentially consistent for periods ending December 31, 2002 and 2003, respectively.

Net Loss
--------

     During the period ended December 31, 2003, the company recorded a Net Loss of $2,753,491 as compared to a loss $5,646,716 for period ending December 31, 2002. The decrease of $2,743,225 is primarily attributable to the increase in sales and discontinued operations.

Income Taxes
------------
     As a result of the loss made during the period ended December 31, 2003 no provision was made for income taxes for the period.

Assets and Liabilities
----------------------

     At December 31, 2003, the Company has $77,961 in cash, total assets of $101,161; an increase of $12,574 from the same period ending December 31, 2002. Raven Moon reduced its total liabilities from $2,539,064 in 2002 to $514,400 in 2003; a reduction of $2,024,664. This reduction of debt is attributable to the spin off of Raven Moon Home Video Products, LLC. The company converted the debt to equity in Clubhouse Videos, Inc. Even after giving effect to the restructuring of the Company, and the spin off of its subsidiary, these circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

     In addition, on September 22, 2003, the stockholders voted to amend Raven Moon's Certificate of Incorporation to increase the authorized common shares from 16 million to 200 million shares. The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, employee and consultant compensation plans. On December, 2003 the Company announced that it has retained Peter Bennett to handle the promotion and personal appearances for "Gina D". Peter Bennett has handled the promotion for Elvis Presley, The Beatles, The Jacksons, Bob Hope, Bill Cosby, and Muhammad Ali among others. The company also announced plans for nationwide syndication of the "Gina D's Kids Club" program in 2004. The company is currently engaged in ongoing negotiations with several different syndication partners.


Item 7.   Financial Statements.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Raven Moon Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Raven Moon Entertainment, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, deficit in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raven Moon Entertainment, Inc. and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                            /s/  Richard L. Brown & Company, P.A
                                            ------------------------------------
                                                 Richard L. Brown & Company, P.A

Tampa, Florida
March 12, 2004


                                    RAVEN MOON ENTERTAINMENT, INC.
                                     Consolidated Balance Sheets
                                      December 31, 2003 and 2002



                                                ASSETS


                                                                             2003            2002
                                                                         ------------    ------------
Cash                                                                     $     77,961    $     12,727
Other receivables                                                              23,200            --
Prepaid expense                                                                  --            74,300
Loan to Clubhouse Videos, Inc. (see note 5)                                      --              --
Organization costs, net of $17,978 and $16,418 of
     accumulated amortization                                                    --             1,560
Investment in Clubhouse Videos, Inc. (see note 5)                                --              --
                                                                         ------------    ------------

                                                                         $    101,161    $     88,587
                                                                         ============    ============


                           LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Accounts payable to third parties                                        $    111,704    $     10,500
Accrued salaries and wages to officers (see note 7)                           251,696         186,383
Accrued interest payable to officers and related parties                       24,000          77,952
Notes payable to officers and related parties (see note 7)                     60,000          78,000
Unearned income (sales rights)                                                   --           588,277
Loans from shareholders (see note 6)                                           62,000          62,000
Advance from Class B Members of LLC (J & B Toys, LLC) (see note 6)              5,000          92,000
Debentures payable (see note 6)                                                  --            30,000
Net liabilities from discontinued operations (see note 4)                        --         1,413,952
                                                                         ------------    ------------
              Total liabilities                                               514,400       2,539,064

COMMITMENTS AND CONTINGENCIES (see note 8)

DEFICIT IN STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value, authorized 800,000,000 shares;
        issued and outstanding 119,645 in 2003 and 120,495 in 2002                 12              12
     Common stock, $.0001 par value, authorized 200,000,000 shares;
        shares issued and outstanding 62,287,523 in 2003
        and 21,189,279 in 2002                                                  6,229           2,119
     Additional paid-in capital                                            16,901,874      12,115,255
     Accumulated deficit                                                  (17,321,354)    (14,567,863)
                                                                         ------------    ------------

              Total deficit in stockholders' equity                          (413,239)     (2,450,477)
                                                                         ------------    ------------

                                                                         $    101,161    $     88,587
                                                                         ============    ============


See notes to Consolidated Financial Statements.

                                                  12



                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended December 31, 2003 and 2002



                                                                        2003           2002
                                                                    -----------    -----------
REVENUES:
     Sales of plush toys to related party                           $   204,527    $     7,069
     Sale of rights to related party to manufacture,
          market and sell videos, CDs, and DVDs                         969,305           --
                                                                    -----------    -----------
                                                                      1,173,832          7,069

COST OF GOODS SOLD                                                      130,376           --
                                                                    -----------    -----------
Gross Profit                                                          1,043,456          7,069

EXPENSES:
     Consulting fees                                                  1,489,025      1,439,126
     Depreciation                                                          --            1,571
     Interest expense                                                     5,188         34,501
     Founders' royalties                                                117,383
     Option rights to intellectual properties                           541,400
     Production expense                                               2,010,165      1,511,106
     General and administrative expense                               1,322,852      1,369,133
                                                                    -----------    -----------
          Total costs and expenses                                    4,944,613      4,896,837
                                                                    -----------    -----------

Net loss before forgiveness of accrued salaries and wages
     to officers, proportionate share of Clubhouse Video, Inc.'s
     loss and discontinued operations                                (3,901,157)    (4,889,768)


Forgiveness of accrued salaries and wages to officers                      --          750,000

Net loss before proportionate share Clubhouse Videos, Inc.'s
     loss and discontinued operations                                (3,901,157)    (4,139,768)

Proportionate share of Clubhouse Videos, Inc.'s loss (see note 5)      (266,286)      (150,000)
                                                                    -----------    -----------
Net loss before discontinued operations                              (4,167,443)    (4,289,768)

Discontinued operations (see note 4)                                  1,413,952     (1,356,948)
                                                                    -----------    -----------
Net loss                                                            $(2,753,491)   $(5,646,716)
                                                                    ===========    ===========
Net (loss) per share from continuing operations                     $     (0.11)   $     (0.26)
                                                                    ===========    ===========
Proportionate share of Clubhouse Videos, Inc.'s loss                $     (0.01)   $     (0.01)
                                                                    ===========    ===========
Net income (loss) per share discontinued operations                 $      0.04    $     (0.08)
                                                                    ===========    ===========
Net loss per share                                                  $     (0.08)   $     (0.35)
                                                                    ===========    ===========


See notes to Consolidated Financial Statements.

                                               13


                         RAVEN MOON ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                 For the years ended December 31, 2003 and 2002



                                               Preferred Stock                 Common Stock
                                        ----------------------------   ----------------------------
                                           Shares          Amount         Shares          Amount
                                        ------------    ------------   ------------    ------------
Balance December 31, 2001                    120,495    $         12     12,098,909    $      1,210

    Common stock warrants granted
        to senior consultants                   --              --             --              --
    Common stock warrants granted
        to debenture holders                    --              --             --              --
    Common stock options granted
        to officers and directors               --              --             --              --
    Common stock options granted
        to related party                        --              --             --              --
    Common stock options granted
        to senior consultants                   --              --             --              --
    Common stock options granted
        for expenses                            --              --             --              --
   Exercise of warrants by directors
        and officers                            --              --          400,000              40
   Exercise of warrants by senior
        consultants                             --              --          108,000              11
   Exercise of warrants                         --              --            7,046               1
   Exercise of options by related
        party                                   --              --        2,916,106             291
   Exercise of options                          --              --          480,000              48
   Shares issued for cash                       --              --           50,000               5
   Shares issued for option
        on rights to Gina D                     --              --          800,000              80
   Shares issued for accrued
        consulting fees                         --              --          260,000              26
   Shares issued to related party
        for expenses                            --              --          600,000              60
   Shares issued to senior
        consultant for expenses                 --              --        1,800,000             180
   Shares issued for expenses                   --              --        2,437,218             244
   Cancelled shares previously
        issued for intellectual
        property                                --              --         (280,000)            (28)
   Cancelled shares                             --              --         (488,000)            (49)
   Net loss for the year                        --              --             --              --
                                        ------------    ------------   ------------    ------------

Balance December 31, 2002                    120,495              12     21,189,279           2,119

   Preferred shares converted
        into common stock                       (800)           --              800            --
   Common stock options granted
        to related party                        --              --             --              --
   Common stock options granted
        to senior consultants                   --              --             --              --
   Exercise of options by related
        party                                   --              --       14,209,836           1,421
   Exercise of options by senior
        consultants                             --              --       16,859,068           1,686
   Shares issued to officers and
        directors for expenses                  --              --        1,900,000             190
   Shares issued to related party
        for expenses                            --              --        3,438,623             344
   Shares issued to senior consultant
        for expenses                            --              --        4,915,117             491
   Cancelled shares                             --              --         (225,200)            (22)
   Net loss for the year                        --              --             --              --
                                        ------------    ------------   ------------    ------------
Balance December 31, 2003                    119,695    $         12     62,287,523    $      6,229
                                        ============    ============   ============    ============

                                                 14



                            RAVEN MOON ENTERTAINMENT, INC.
              CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                    For the years ended December 31, 2003 and 2002
                                      (Continued)


                                         Additional
                                           paid-in      Accumulated
                                           Capital        deficit           Total
                                        ------------    ------------    ------------
Balance December 31, 2001               $  7,627,492    $ (8,921,147)   $ (1,292,433)

    Common stock warrants granted
        to senior consultants                112,400            --           112,400
    Common stock warrants granted
        to debenture holders                  13,580            --            13,580
    Common stock options granted
        to officers and directors            170,000            --           170,000
    Common stock options granted
        to related party                     705,100            --           705,100
    Common stock options granted
        to senior consultants                369,000            --           369,000
    Common stock options granted
        for expenses                          89,300            --            89,300
   Exercise of warrants by directors
        and officers                          29,960            --            30,000
   Exercise of warrants by senior
        consultants                           59,989            --            60,000
   Exercise of warrants                        2,209            --             2,210
   Exercise of options by related
        party                                379,707            --           379,998
   Exercise of options                       155,952            --           156,000
   Shares issued for cash                     14,995            --            15,000
   Shares issued for option
        on rights to Gina D                  389,920            --           390,000
   Shares issued for accrued
        consulting fees                      294,974            --           295,000
   Shares issued to related party
        for expenses                         194,940            --           195,000
   Shares issued to senior
        consultant for expenses              610,820            --           611,000
   Shares issued for expenses              1,094,840            --         1,095,084
   Cancelled shares previously
        issued for intellectual
        property                            (199,972)           --          (200,000)
   Cancelled shares                               49            --
   Net loss for the year                        --        (5,646,716)     (5,646,716)
                                        ------------    ------------    ------------

Balance December 31, 2002                 12,115,255     (14,567,863)     (2,450,477)

   Preferred shares converted
        into common stock                       --              --              --
   Common stock options granted
        to related party                     467,021            --           467,021
   Common stock options granted
        to senior consultants              1,154,401            --         1,154,401
   Exercise of options by related
        party                                871,128            --           872,549
   Exercise of options by senior
        consultants                          826,948            --           828,634
   Shares issued to officers and
        directors for expenses               299,135            --           299,325
   Shares issued to related party
        for expenses                         544,583            --           544,927
   Shares issued to senior consultant
        for expenses                         623,381            --           623,872
   Cancelled shares                               22            --
   Net loss for the year                        --        (2,753,491)     (2,753,491)
                                        ------------    ------------    ------------
Balance December 31, 2003               $ 16,901,874    $(17,321,354)   $   (413,239)
                                        ============    ============    ============


See notes to Consolidated Financial Statements.

                                     14(Con't)

                         RAVEN MOON ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2003 and 2002


                                                             2003        2002
                                                          ---------   ---------

                          NON CASH FINANCING ACTIVITIES
                          -----------------------------


Cancelled shares (previously issued)
      for intellectual property                           $    --     $(200,000)
                                                          =========   =========
Shares issued for accrued
      consulting fees                                     $    --     $ 295,000
                                                          =========   =========
Shares issued for option
      on rights to Gina D                                 $    --     $ 390,000
                                                          =========   =========


See notes to Consolidated Financial Statements.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

Note 1 -- DESCRIPTION OF THE COMPANY

Raven Moon Entertainment, Inc. and its wholly owned subsidiary are primarily engaged in the production and development of Family Values and Christian-oriented video entertainment products. The market for these products is worldwide, although the company will devote most of its efforts within the continental United States.

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

Revenue from Clubhouse Video, Inc, formerly Raven Moon Home Video Products, LLC, a wholly owned subsidiary of the Company not consolidated in these financial statements (see note 4), accounted for all the revenue from sales of plush toys and the rights to manufacture, market and sell videos, CDs and DVDs for the year ended December 31, 2003.

PRODUCTION COSTS -- Production costs includes costs to develop and produce video entertainment products. These costs were paid primarily to companies and individuals hired to perform a specific task. The Company out-sources these activities in order to reduce overhead costs. Production costs are amortized by the ratio of current year's revenue bear to management's estimated ultimate revenue. Because the Company cannot demonstrate through its' experience the ultimate revenue from the video entertainment products it has elected to expense all production costs.

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

STOCK-BASED COMPENSATION -- The Company accounts for stock options issued to employees under Statement of Financial Accounting Standards 123, wherein such options are valued based upon the Black-Scholes option pricing model.

NET INCOME (LOSS) PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 35,284,750 and 16,167,141 for the years ended December 31, 2003 and 2002, respectively. Common stock equivalents were not considered in the calculation of net earnings per share because their effect would be antidilutive.

INCOME TAXES -- The Company has incurred approximately $17,300,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

STOCK SPLITS -- The Company adopted a 50 to 1 reverse stock split on June 30, 2003 for common and preferred stock and the Company adopted a 2 for 1 common stock split for shareholders of record on September 19, 2003. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.

INVESTMENTS IN COMMON STOCK -- The investment in Clubhouse Videos, Inc. is less that 20% of the outstanding common stock, but because the Company can significantly influence the operating and financial policies of Clubhouse Videos, Inc. the Company accounts for their investment under the equity method.

RECLASSIFICATIONS -- Certain amounts reported in previous years have been reclassified to the 2003 financial statement presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as specified and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have any material impact on the balance sheet or statement of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.

SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it was effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not have any material impact on the balance sheet or statement of operations.

The Company adopted Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" for guarantees issued or modified after December 31, 2002. This Interpretation specifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation also modified the disclosure requirements about a guarantor's obligations under agreements. The financial effect of adopting FIN 45 did not materially affect the consolidated financial statements.

In December 2003, the FASB revised FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004 for small issuers. The Company does not currently have any variable interest entities and, accordingly, the adoption of FIN 46 did not have a significant impact on the Company's consolidated financial position or results of operations.

In November 2003, during discussions on EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the EITF reached a consensus which requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 and SFAS 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. The Company currently does not have any impaired investments and thus the adoption of this consensus did not have a material impact on the financial statements.

Note 3 -- BUSINESS AND OPERATIONS

The Company is currently working to establish the following lines of business:

                           Home Video and Television Productions
                           Internet Retail Sales
                           Music CDs
                           Plush Toys

These financial statements are prepared on a going concern basis that assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, it does not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize assets and liquidate its liabilities, contingent obligations and commitments in other than the normal course of business and the amounts which may be different from those shown in these financial statements.

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

Note 4 -- DISCONTINUED OPERATIONS

On January 14, 2003, the Company announced its intention to split into two independent publicly traded companies by spinning off Raven Moon Home Video Products, LLC as a dividend to shareholders. On April 25, 2003 the Company completed the spin-off of Raven Moon Home Video Products, LLC. The spinoff was accomplished by the Company's contribution of Raven Moon Home Video Products, LLC to Clubhouse Video, Inc. All of the common stock was then distributed to the Class B Members of the LLC on a basis of 152,362 per unit of the LLC and the shareholders of the Company received one share of Clubhouse Video, Inc. for every 100 shares of common stock held in the Company. As a result of the spin-off, the Company's December 31, 2002 financial statements have been prepared with Raven Moon Home Video Products, LLC results of operations and cash flows shown as "discontinued operations". All historical financial statements presented have been restated to conform to this presentation, with the historical assets and liabilities of Raven Moon Home Video Products, LLC presented on the balance sheet as "Net liabilities from discontinued operations". Summarized financial information for discontinued operations is as follows:

                                                        2003           2002
                                                    -----------    -----------

      Revenue                                       $      --      $    23,521
                                                    ===========    ===========

      Expenses                                      $      --      $ 1,380,469
                                                    ===========    ===========

      Net income (loss)                             $ 1,413,952    ($1,356,948)
                                                    ===========    ===========

      Assets                                        $      --      $    19,571
                                                    ===========    ===========

     Liabilities                                    $      --      $ 1,433,523
                                                    ===========    ===========

     Net liabilities from discontinued
     operations                                     $      --      $ 1,413,952
                                                    ===========    ===========


Note 5 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC.

During the years ended December 31, 2003 and 2002 the Company purchased 21.8 units of the LLC for $218,000 and 15 units of Raven Moon Home Video Products, LLC for $150,000, respectively. These purchases were converted into common stock of Clubhouse Video, Inc. as a result of the spin-off of the former wholly owned subsidiary. (See Note 4) Also, the company made loans to Clubhouse Videos, Inc., totaling $48,286 at December 31, 2003. As of March 12, 2004 there is no quoted market price for Clubhouse Videos, Inc. Following is a schedule of ownership and related party ownership for the years ended December 31, 2003 and 2002:


                                                   2003                 2002
                                                   ----                 ----

Percent of Ownership                               13.5%                7.5%

Proportionate share of Clubhouse
          Videos, Inc.'s loss                   ($313,545)           ($143,568)


Carrying value of Investment
In Clubhouse Videos, Inc.                        $    --              $   --

Underlying equity in net assets of
Clubhouse Videos, Inc.                           $    --              $   --

At December 31, 2003 the Company has available loss of $47,459, which will be offset against future proportionate earnings of Clubhouse Videos, Inc.

Following is summarized information about Clubhouse Videos, Inc. assets, liabilities and results of operations:

                                                2003               2002
                                                ----               ----

         Assets                            $     132,018       $     19,571

         Liabilities                       $     215,570       $  2,021,800

Results of operations (loss)               $  (2,322,558)      $ (1,914,250)

At December 31, 2003 Clubhouse Videos, Inc. has 115,000 shares of Preferred Stock Series A outstanding. The conversion premium for these share is 125%. Conversion is based upon the amount invested ($115,000) divided by the average close price for the first 29 days of trading, then adjusted by the premium. Conversion is automatic on the thirtieth day of trading. The effect of this conversion cannot be determined at this time. Clubhouse Videos has issued vested options for 37,800,000 shares of common stock, as of December 31, 2003.

Note 6 -- DEBT

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

Debentures payable are two-year 12% convertible subordinated debentures due January 10, 2003. All of the debenture holders have converted the debentures into the Company's common stock.

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

Note 7 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:

                           J. & B. DiFrancesco, Inc.
                           WEE-OOO, LTD.
                           Beyond the Kingdom, Inc.
                           T.V. Toys, Inc.
                           2221 Music Clubhouse
                           Videos, Inc.


The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties:

                                              2003                 2002
                                              ----                 ----

                                           $3,089,546           $2,530,200
                                           ==========           ==========


The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joey DiFrancesco, President and Chief Executive Officer of the Company, $24,000 and $26,000 for the years ended December 31, 2003 and 2002, respectively. The payments were recorded on the balance sheet as advance on future royalties-related party. In 2003 the advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $635 a month for a leased car. The Company paid approximately $7,200 for the years ended December 31, 2003 and 2002, which is included in the general and administrative expenses.

The Company amended their agreement on March 3, 2002 to grant Ms. Mouery options to purchase an additional 120,000 shares of common stock at exercise price of $.50 per share. This option was valued at $102,000. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to charge consulting expense $102,000.

On September 16, 2003 the agreement with Gina Mouery was amended to cancel all options and warrants outstanding. This amendment replaces the cancelled agreement with 2,650,000 shares of common stock valued at $482,751 for talent fees and included in production expense. In addition, Gina Mouery was granted 250,000 options for common stock valued at $73,600 for talent fees and charged to production expense. The remaining options under the original option agreement, valued at $210,600, were cancelled and recorded as a reduction in current production expense.

During the year ended December 31, 2003 Gina Mouery was granted options for 8,792,963 shares of common stock for talent fees. The fair value of these options was $545,000 and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the years ended December 31, 2003 and 2002 Gina Mouery exercised 8,832,963 options for $519,669 and 200,000 options for shares of common stock for $100,000, respectively. On April 11, 2001, the Company entered into an agreement with Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina Ds Kids Club Show", which have been created by Joseph and Bernadette DiFrancesco. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002. On May 17, 2002 the Company made an addendum to the Option Agreement, in exchange for $100,000 note payable to Joseph and Bernadette DiFrancesco and a non-refundable grant of 800,000 shares of common stock, valued at $390,000, and provided that the terms, conditions and payment due in the Agreement dated April 11, 2001 are met and fulfilled by April 11, 2003 the option agreement granted to the Company on April 11, 2001 shall be in force for a period of twenty (20) years. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to charge option rights to intellectual properties $490,000 during 2002.

In December of 2002 the Company, through its subsidiary JB Toys, LLC, granted to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco, a nonrefundable grant of 100 units of Class B memberships for the rights to reproduce characters of Gina D for sale. The Class B memberships were valued at $52,000. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to charge option rights to intellectual properties $52,000 during 2002. The total value of the Class B memberships in JB Toys, LLC is $92,000 and are all owned by WEE-OOO, LTD.

On October 10, 2003 the Board of directors granted to WEE-OOO, LTD 400,000 shares of common stock for consulting services rendered. The shares were valued at $31,200 and charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On August 14, 2002 the Company entered into a Consulting and Marketing Agreement with David Mouery, the son-in-law of Joey DiFrancesco, President and Chief Executive Officer of the Company. The Company issued 600,000 shares of common stock and options for 3,600,000 shares common stock to David Mouery. The option exercise price of the common stock is a 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise. The stock was valued at $195,000 and the options were valued at $369,000 and charged to consulting expense.

On September 16, 2003 the agreement with David Mouery was amended to cancel all options and warrants outstanding. This amendment replaces the cancelled agreement with a grant of 250,000 options for common stock valued at $73,600 and charged to production expense. The remaining options under the original option agreement, valued at $255,180, were cancelled and recorded as a reduction current production expense.

During the years ended December 31, 2003 David Mouery was granted options for 3,100,124 shares of common stock for production services. The fair value of these options was $388,000 and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the years ended December 31, 2003 and 2002 David Mouery exercised 3,984,018 options for common stock for $218,130 and 2,716,106 options for shares of common stock for $280,000, respectively.

The officers' and directors' were granted the following common stock warrants for a three-year term:

         Date               Common Stock Warrants       Exercise Price per Share
         ----               ---------------------       ------------------------

     April 5, 2000                 300,000                       $1.10

     September 1, 2001             600,000                       $ .08

On May 20, 2002, several of the officers' and directors exercised 400,000 warrants at .08 per warrant.

The directors' were granted the following common stock options for a ten-year term:

         Date               Common Stock Options        Exercise Price per Share
         ----               --------------------        ------------------------

     November 29, 2002           2,000,000                       $ .13

These options were valued at $170,000 and charged to general and administrative expense.

On September 16, 2003 the Board of directors issued $25,000 worth of common stock for each of the last three years (150,000 shares which were eligible for the 2 for 1 stock split) in exchange for surrendering any previously issued options and warrants. These shares were valued at a total of $268,125 and charged to consulting expense.

During the year loans from officers, directors, senior management and related parties are summarized as follows:

                                                         2003            2002
                                                         ----            ----

          Balance at beginning of year                $  78,000       $ 264,295
          Increase in loans                             135,500         130,600
          Payments on loans                           (153,500)        (316,892)
                                                      ---------       ---------
          Balance at end of period                    $  60,000       $  78,000
                                                      =========       =========


Interest expense accrued on these loans was approximately $5,200 and $11,000 for the year ended December 31, 2002 and 2001, respectively.

On September 16, 2002 the Company paid Gina Mouery $22,500 related to the promissory loan balance due to her for a talent agreement. This balance was included in the notes payable to officers and related parties.

In December of 2002 WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco, purchased $40,000 of Class B Units of JB Toys, LLC. In February of 2003 $40,000 of this loan was repaid from gross profits of the LLC. (See Note No. 5)

In February of 2003 $40,000 of Class B Member Investment loan was repaid to WEE-OOO, LTD from gross profits of JB Toys, LLC. In March an additional $51,000 of Class B Member Investment loan was repaid to WEE-OOO, LTD from gross profits of JB Toys, LLC. The final $1,000 was paid in May of 2003.

Raven Moon Home Video Products, LLC issued a one-time bonus to its four songwriters, valued at $20,000 per songwriter. Two of the songwriters are Joseph and Bernadette DiFrancesco, officers of the Company.

Following is a schedule which summarizes the activity in accruals and payments related to Joey and Bernadette DiFrancesco, the officers of Raven Moon, for the two years ended December 31, 2003 and 2002:

                                                         2003           2002
                                                         ----           ----
     Beginning at December 31, 2002
            Accrued for administrative salary        $   186,383     $  685,440
            Accrued for administrative salary            510,105        432,864
            Accrued 10% founders royalty                 117,383           --
            Forgiveness of accrued salary                   --         (750,000)
            Payments to Officers                        (562,175)      (181,921)
                                                     -----------     ----------
     Balance at December 31, 2003                    $   251,696     $  186,383
                                                     ===========     ==========


Through the spinoff of Raven Moon Home Video Products, LLC and the subsequent reclassification of net liabilities to discontinued operations (see Note 4) the Company retired its debt of $1,958,800 to the Raven Moon Home Video Products, LLC Class B Members on December 31, 2002. In addition, debt of the Company to Clubhouse Videos, Inc. for $783,197 was retired in exchange for the rights to manufacture, market and sell the first nine video, CD and DVD products produced by the Company. Also, Clubhouse Videos, Inc. paid $186,108 for the rights to the Christmas Special, for a total of $969,305 for sale of rights to related party to manufacture, market and sell videos, CDs and DVDs. The rights to future products purchased by the Clubhouse Videos, Inc. from the Company will approximate $300,000 per product plus 10% of the gross sales of the product.

Note 8 - COMMITMENTS AND CONTINGENCIES

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

     c) On March 11, 2003, counsel for a preferred stockholder contacted the Company with a demand related to 8,000 convertible preferred shares of the Company that he owns. The shares are redeemable by the Company after February 2003. The Company is currently negotiating the terms and conditions of the redemption of those shares by the Company. In the opinion of management the resolution of this matter will have no material effect on the operation of the Company.

Note 9 - STOCK OPTION PLAN

The Company established a stock option plan for its executives, consultants, key employees, directors and its affiliates. (The "2001 Stock Option Plan".) The 2001 Stock Option Plan allows for incentive stock options to be granted to future participants at a price not less than 100% of the market value per share on the date of the grant. No options have been granted to employees under this plan.

Non-statutory options are granted at prices and terms determined by the board of directors. The following is a summary of options, granted, exercised, cancelled and outstanding:

                                                           Weighted  Average
                                               Shares       Exercise Price
                                               ------       --------------

Outstanding at December 31, 2001               120,000         $1.0000

     Granted                                 7,400,000         $ .3667

     Exercised                              (3,396,106)        $ .3121
                                            -----------
Outstanding at December 31, 2002             4,123,891         $ .0975

     Granted                                31,882,873         $ .1210

     Cancelled                              (2,937,862)        $ .1589

     Exercised                             (31,068,905)        $ .0548
                                           ------------

Outstanding at December 31, 2003             2,000,000         $ .1250
                                             =========

The exercise price and the market value for common stock options granted in 2002 and 2003 is as follows:

Options granted                     Exercise Price             Fair Market Value
---------------                     --------------             -----------------

     2002
     ----

     120,000                      $1.00                              $1.00
     240,000            not less than $2.00                          $ .75
   1,200,000            1/2 of previous 10 days average price        $ .50
   1,200,000            1/2 of previous 10 days average price        $ .50
     240,000            1/2 of previous 10 days average price        $ .11
   2,000,000                       $ .25                             $ .13
   2,400,000            1/2 of previous 10 days average price        $ .15

     2003
     ----

   1,800,000            1/2 of previous 10 days average price        $ .12
   4,299,999            1/2 of previous 10 days average price        $ .10
   3,343,529            1/2 of previous 10 days average price        $ .07
   2,727,197            1/2 of previous 10 days average price        $ .09
   1,800,000            1/2 of previous 10 days average price        $ .03
   4,422,706            1/2 of previous 10 days average price        $ .28
      88,956            1/2 of previous 10 days average price        $ .26
      69,780            1/2 of previous 10 days average price        $ .19
     983,666            1/2 of previous 10 days average price        $ .16
   1,050,877            1/2 of previous 10 days average price        $ .17
   4,071,856            1/2 of previous 10 days average price        $ .14
   1,000,000            1/2 of previous 10 days average price        $ .13
   1,052,630            1/2 of previous 10 days average price        $ .08
   3,780,821            1/2 of previous 10 days average price        $ .06
   1,328,957            1/2 of previous 10 days average price        $ .04

The weighted average fair value of options granted during 2003 and 2002 is $.0548 and $.3121, respectively. The weighted average remaining life of options granted is 8.92 and 5.43 years at December 31, 2003 and 2002, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002: Risk free interest rate of 5.0%, a dividend yield of zero and a volatility factor of .50, respectively.

On September 16, 2003 the Board of Directors approved the voluntary option incentive program to compensate employees, officers, directors and outside consultants for services they provide to the Company. The Company has allocated the following shares of common stock to this plan, and registered these shares in an S-8 filings. The exercise price of the options is 50% of the 10 day moving average closing bid price.

September 17, 2003                  10,000,000 Shares of common stock
November 28, 2003                   10,000,000 Shares of common stock
January 6, 2004                     10,000,000 Shares of common stock
January 16, 2004                    10,000,000 Shares of common stock
February 5, 2004                    10,000,000 Shares of common stock
February 26, 2004                   10,000,000 Shares of common stock


NOTE 10 - COMMON STOCK WARRANTS

                                                               Weighted Average
                                                 Shares         Exercise Price
                                                 ------         --------------
Outstanding at December 31, 2001                 604,485           $1.1200

     Granted                                     243,480           $ .0750

     Exercised                                  (257,523)          $ .3600
                                                ---------
Outstanding at December 31, 2002                 590,442           $1.2600


     Warrants expired                           (540,442)          $1.1550
                                                ---------

Outstanding at December 31, 2003                  50,000           $ .1500
                                                ========


The exercise price and the fair market value of common stock warrants issued is summarized as follows:

Granted                       Exercise price                  Fair market value
-------                       --------------                  -----------------

   2002
   ----

  300,000                      $1.0 to 1.50                       $ 2.0000
  123,480                      $  .5000                           $  .5000

The weighted average fair value of warrants granted during 2002 was $.0150. The weighted-average remaining life of warrants granted were .75 and 1.75 years at December 31, 2003 and 2002, respectively.

The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002: Risk free interest rate of 5.0%, a dividend yield of zero and a volatility factor of .50, respectively.

NOTE 11 - SUBSEQUENT EVENTS

On March 4, 2004 the Board of Directors approved extending the agreement with Joey and Bernadette DiFrancesco, which expires April 11, 2004, in regards to the rights to the Gina D's Kids Club. The extension as for a ten-year period without restrictions or requirements, except for bankruptcy, insolvency or takeover of the Company by a person or entity not approved by the CEO, under the following terms:

o    Joey and Bernadette DiFrancesco shall receive 100 units of JB Toys,
o Joey and Bernadette DiFrancesco shall receive 10,000,000 share of common restricted Raven Moon Entertainment, Inc stock, and
o Joey and Bernadette DiFrancesco shall receive a fee of $750,000 per year for ten years beginning in January 2004 for a production royalty or 10% of all gross revenues from worldwide licensing and merchandising revenues received by Raven Moon Entertainment, Inc. or JB Toys, LLC, whichever is greater.

Also, On March 4, 2004 the Board of Directors authorized the issuance of 80,000,000 shares of common stock to the "Option Compensation Program" to compensate consultants to the Company. These shares shall have a fixed exercise discount rate of 50% of the average ten day closing bid price.

Through March 10, 2004 the Company granted 16,774,638 options for common stock to Gina Mouery with a fair value of $560,000. Ms Mouery exercised these options for $437,827.

Through March 10, 2004 the Company granted 22,930,098 options for common stock to senior consultants with a fair value of $760,000. The senior consultants exercised these options for $579,938.

On January 30, 2004 the Company made another loan of $46,633 to Clubhouse Videos, Inc.

Following is a schedule that summarizes the activity in accruals and payments related to Joey and Bernadette DiFrancesco, the officers of Raven Moon, for the months ended January and February 2004:

     Beginning at December 31, 2003                                  $  251,696
              Accrued for administrative salary for January 2004         49,766
              Accrued production royalty                                 62,500
              Payments to Officers                                     (265,869)
                                                                     ----------
     Balance at January 31, 2004                                         98,093
              Accrued for administrative salary for February  2004       49,766
              Accrued production royalty                                 62,500
              Payments to Officers                                     (102,585)
                                                                     ----------
     Balance at February 29, 2004                                    $  107,774
                                                                     ==========

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below are the names and certain information regarding the individuals elected as directors of the Company.

Name                         Age             Positions Held
----                         ---             --------------

Joseph DiFrancesco           61              President and a Director

Bernadette DiFrancesco       59              Vice President, Secretary and a
                                             Director

Stephen Chrystie             67              Director


Norman P. Weinstock          65              Director

Anthony Arcari               60              Director


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

Background of Directors and Executive Officers
----------------------------------------------

Joey DiFrancesco - President and Director. Mr. DiFrancesco has served as a director and the President of the Company since November 1999. Mr. DiFrancesco has been a producer and director of children's television programs for more than 20 years. Prior to that, he was employed in the music publishing and record production business in New York City with Laurie Records, RCA, Columbia/Sony and MCA. From 1994 to November 1997, Mr. DiFrancesco served as the president and a director of St. Anthony's Entertainment, Inc., an entertainment company he founded. From January 1997 to January 1999, Mr. DiFrancesco served as president and a director of International Resorts and Entertainment, Inc., a Florida corporation in the vacation club business. This company was merged into Raven Moon Entertainment, Inc. in December 1998. Mr. DiFrancesco has been self-employed in the fields of television, audio and video programming for more than the past ten years. From November 1999 to date, Mr. DiFrancesco has served as President of Raven Moon, Inc., a Florida corporation in the entertainment industry. Mr. DiFrancesco also serves as director of the Company. From 1994 to date, Mr. DiFrancesco has served as President and a director of (I thought J & B was renamed TV Toys, Inc., and Gina is the president and director - same for Bernadette) J & B DiFrancesco, Inc., a Florida Corporation in the entertainment business.

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

Meetings and Committees of the Board
------------------------------------

     The Board of Directors met two times during the 2003 fiscal year, and took action by written consent numerous times. The Board of Directors has an audit committee consisting of Stephen Chrystie, Norman P. Weinstock and Anthony Arcari.

Compensation of Directors
-------------------------

     Our directors receive no cash compensation for their services as directors. Our policy is to reimburse non-employee directors for expenses actually incurred in connection with attending meetings of our board of directors. Directors and executive officers are also eligible for stock and option grants under our stock option plans as determined by our board of directors. Each Director also received, in lieu of Director's liability insurance, an option for 400,000 common shares at the option price of $.125.

Each directors received 150,000 shares of stock in September 2003 in exchange for canceling options and warrants. Stock was value at $53,625 each.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten percent of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, except as set forth below, directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Each of the directors filed their Form 4's during the year 2003; however, these forms were not timely filed.

None of the directors filed timely Form 5 for the year 2003.

Item 10.  Executive Compensation.


         The table below sets forth the names of our executive officers and information concerning compensation received for the three fiscal year ended December 31, 2003 by the Named Executive Officers. The Company did not pay the bulk of their salaries to either of these individuals during the fiscal year ended December 31, 2003. The Company did provide medical insurance and leased vehicles as discussed below.


-------------------------- ----- ------ --------------- -------------------

  Name and Principal                      Accrued and        Other
  Position                  Age   Year   Unpaid Salary   Compensation Paid

-------------------------- ----- ------ --------------- -------------------
Joseph DiFrancesco(1)       61
   President
-------------------------- ----- ------ --------------- -------------------
                                  2001     265,680
-------------------------- ----- ------ --------------- -------------------
                                  2002     319,340
-------------------------- ----- ------ --------------- -------------------
                                  2003     382,579       58,692  Royalties
-------------------------- ----- ------ --------------- -------------------
Bernadette DiFrancesco(2)
   Vice President           59
-------------------------- ----- ------ --------------- -------------------
                                  2001      88,480
-------------------------- ----- ------ --------------- -------------------
                                  2002     106,254
-------------------------- ----- ------ --------------- -------------------
                                  2003     127,526       58,691
-------------------------- ----- ------ --------------- -------------------

(1) On June 1, 1997, one of our predecessors, International Resorts and Entertainment Group, Inc., entered into an employment agreement with Joey DiFrancesco, our President. This agreement was amended on November 3, 1998 and again on November 19, 1999. The agreement, as amended, provides that Mr. DiFrancesco is employed as President and Chief Executive Officer for a seven-year term of employment commencing November 16, 1999. The initial yearly salary was $180,000, with 20% increases per year, plus an annual bonus of 3.5% to 10% of that year's annual salary, subject to certain conditions and approval by the Board of Directors. Mr. DiFrancesco has the right and option to renew the agreement for an additional 7-year term. If Mr. DiFrancesco is removed as President or Chief Executive Officer, or his duties diminished without his consent, or if we do not renew the agreement and he does not consent to such nonrenewal, then Mr. DiFrancesco is entitled to receive an amount equal to the full 7 year's salary, if the termination or nonrenewal is without justification, or an amount equal to 50% of the full 7 years' salary payable in four annual installments. As amended on November 19, 1999, the agreement also provides for Mr. DiFrancesco and his wife to receive a "Founders" royalty of 10% of any and all gross entertainment revenues received by the Company in conjunction with any entertainment projects developed and/or produced by the Company during the term of his employment. Such royalty is to be paid to them annually between each November 16th and December 31st in perpetuity. As of December 31, 2003, we owed Mr. DiFrancesco and Ms. DiFrancesco $251,696 in accrued and unpaid combined salaries.


(2) We also entered into an employment agreement with Bernadette DiFrancesco on June 1, 1997, as amended on November 3, 1998, and amended again on November 16, 1999. Mrs. DiFrancesco's agreement is identical in terms to that of Mr. DiFrancesco, except that she is employed as Vice President and Secretary, and her initial annual salary was $60,000. Her salary also is subject to a 20% annual increase. Mrs. DiFrancesco also may be paid an annual bonus of 3.5% to 10% of her annual salary, based on performance over projections and subject to approval by the board of directors. If Mrs. DiFrancesco is removed as Vice President or Secretary, or her duties diminished without her consent, or if we do not renew the agreement and she does not consent to such nonrenewal, then Mrs. DiFrancesco is entitled to receive an amount equal to the full 7 year's salary, if the termination or nonrenewal is without justification, or an amount equal to 50% of the full 7 years' salary payable in four annual installments. As amended on November 19, 1999, the agreement provides for Mrs. DiFrancesco to receive with her husband the "Founders" royalty referenced above. As of December 31, 2003, we owed Mr. DiFrancesco and Ms. DiFrancesco $251,696 in accrued and unpaid combined salaries.

(3) The Company leases two automobiles for use by Joey and Bernadette DiFrancesco. Each lease was recently renewed for a three-year term. One lease is for $832 per month, and the other is for $952 per month.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information known to the company with respect to beneficial ownership of our common stock as of December 31, 2003. The table lists: (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each director, (iii) each executive officer, and (iv) all of our directors and executive officer(s) as a group. Except as noted, each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned by such person.

     ------------------------------------- ----------- -----------
     Name and Address of Beneficial Owner   Number of       %
                                             Shares     Ownership
     ------------------------------------- ----------- -----------
      Joseph & Bernadette DiFrancesco(1)
      2221 Springs Landing Blvd.            3,631,163     0.03
      Longwood, FL 32779
     ------------------------------------- ----------- -----------

      Stephen Chrystie (2)
      270 N. Cannon Drive                     252,748     0.002
      Beverly Hills, CA 90210
     ------------------------------------- ----------- -----------

      Anthony E. Arcari
      1 Strawberry Lane                       547,004     0.005
      N. Reading, MA 01864
     ------------------------------------- ----------- -----------

      Norman Weinstock
      43 Crest Road                           543,456     0.005
      Framingham, MA 01702
     ------------------------------------- ----------- -----------

      All executive officers and            4,974,371     0.04
      directors as a group (1),(2)
     ------------------------------------- ----------- -----------

* Less than 1%

(1) Includes shares owned by Mr. and Mrs. DiFrancesco as joint tenants, and shares held by the Bernadette DiFrancesco Trust of which Joseph and Bernadette DiFrancesco are co-trustees.

(2) The numbers set forth above include warrants to purchase up to 50,000 shares of the Company's Common Stock issued to each of Mr. DiFrancesco, Mrs. DiFrancesco, Mr. Chrystie, Norman Weinstock and Anthony E. Arcari. The warrants were issued April 5, 2000 and expire April 5, 2003 and are exercisable at any time prior to expiration at an exercise price of $.044 per share. Also included are 200,000 common shares issuable pursuant to the stock option granted to Directors in lieu of Director's insurance.


Item 12.  Certain Relationships and Related Transactions.

     The Company is affiliated through ownership of shares of the Company's common stock by the following companies: J. & B. DiFrancesco, Inc.; WEE-OOO, LTD.; Beyond the Kingdom, Inc., a company owned by Gina M. Mouery, the daughter of Joey and Bernadette DiFrancesco; T.V. Toys, Inc., a company owned by Joseph
C. DiFrancesco, the son of Joey and Bernadette DiFrancesco; 2221 Music; and Clubhouse Video, Inc.

     The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties equal to $3,089,546 during the 2003 fiscal year and $2,530,200 during the fiscal year 2002.

     During the years ended December 31, 2003 and 2002 the Company purchased
21.8 units for $218,000 and 15 units of Raven Moon Home Video Products, LLC for $150,000, respectively. These purchases were converted into common stock of Clubhouse Video, Inc. as a result of the spin-off of the former wholly-owned subsidiary.

     The Company paid Gina Mouery, the hostess for the "Gina D's Kids Club Show" and the daughter of Joey DiFrancesco, President and Chief Executive Officer of the Company, $24,000 and $26,000 for the years ended December 31, 2003 and 2002, respectively.

     The Company agreed to pay or reimburse Ms. Mouery $790 a month for a leased car. The Company paid approximately $7,200 for the years ended December 31, 2003 and 2002, which is included in the general and administrative expenses.

     The Company amended an agreement on March 3, 2002 to grant Ms. Mouery options to purchase an additional 120,000 shares of common stock at exercise price of $.50 per share, this option was valued at $102,000.

     On September 16, 2003 the agreement with Gina Mouery was amended to cancel all options and warrants outstanding. This amendment replaces the cancelled agreement with 2,650,000 shares of common stock valued at $482,751. In addition, Gina Mouery was granted 250,000 options for common stock valued at $73,600. The remaining options under the original option agreement, valued at $210,600, were cancelled.

     During the year ended December 31, 2003 Gina Mouery was granted options for 8,792,963 shares of common stock. The fair value of these options was $545,000.

     During the years ended December 31, 2003 and 2002 Gina Mouery exercised 8,832,963 options for $519,669 and 200,000 options for shares of common stock for $100,000, respectively.

     On April 11, 2001, the Company entered into an agreement with Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina Ds Kids Club Show" created by Joseph and Bernadette DiFrancesco. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002. On May 17, 2002 the Company made an addendum to the Option Agreement, in exchange for $100,000 note payable to Joseph and Bernadette DiFrancesco and a non-refundable grant of 800,000 shares of common stock, valued at $390,000, and provided that the terms, conditions and payment due in the Agreement dated April 11, 2001 are met and fulfilled by April 11, 2003 the option agreement granted to the Company on April 11, 2001 shall be in force for a period of twenty (20) years.

     On March 4th & March 5th 2004, the Company's Board of Directors renegotiated a new ten-year agreement with Joey & Bernadette DiFrancesco, the copyright and trademark owners, to be effective beginning January 1, 2004 and ending December 31, 2014. In the agreement, the Company must pay J&B DiFrancesco, in addition to their salaries as officers of the company, a creative license fee of $750,000 or 10% of gross revenues, whichever is greater, each year for ten years. The Company shall own these rights provided that the Company does not file for bankruptcy or is taken over by an unfriendly party.

     In December of 2002 the Company, through its subsidiary JB Toys, LLC, granted to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco, a nonrefundable grant of 100 units of Class B memberships for the rights to reproduce characters of Gina D for sale. The Class B memberships were valued at $52,000. The total value of the Class B memberships in JB Toys, LLC is $92,000 and are all owned by WEE-OOO, LTD.

     On October 10, 2003 the Board of directors granted to WEE-OOO, LTD 400,000 shares of common stock for services rendered.

     On August 14, 2002 the Company entered into a Consulting and Marketing Agreement with David Mouery, the son-in-law of Joey DiFrancesco, President and Chief Executive Officer of the Company. The Company issued 600,000 shares of common stock and options for 3,600,000 shares common stock to David Mouery. The option exercise price of the common stock is a 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise. The stock was valued at $195,000 and the options were valued at $369,000.

     On September 16, 2003 the agreement with David Mouery was amended to cancel all options and warrants outstanding. This amendment replaces the cancelled agreement with a grant of 250,000 options for common stock valued at $73,600 and charged to production expense. The remaining options under the original option agreement, valued at $255,180, were cancelled.

     During the years ended December 31, 2003 David Mouery was granted options for 3,100,124 shares of common stock. The fair value of these options was $388,000.

     During the years ended December 31, 2003 and 2002 David Mouery exercised 3,984,018 options for common stock for $218,130 and 2,716,106 options for shares of common stock for $280,000, respectively.

     The officers' and directors' were granted the following common stock warrants for a three year term:

Date                     Common Stock Warrants         Exercise Price per Share
----                     ---------------------         ------------------------

April 5, 2000                     300,000                        $1.10

September 1, 2001                 600,000                        $ .08

     On May 20, 2002 several of the officers' and directors exercised 400,000 warrants at .08 per warrant.

The directors' were granted the following common stock options for a ten year term:

Date                     Common Stock Options          Exercise Price per Share
----                     --------------------          ------------------------

November 29, 2002               2,000,000                        $ .13

These options were valued at $170,000.

     On September 16, 2003 the Board of directors issued $25,000 worth of common stock for each of the last three years (150,000 shares which were eligible for the 2 for 1 stock split) in exchange for surrendering any previously issued options and warrants. These shares were valued at a total of $268,125.

     During the year loans from officers, directors, senior management and related parties are summarized as follows:

                                                         2003           2002
                                                         ----           ----

          Balance at beginning of year                 $ 78,000       $264,295
          Increase in loans                             135,500        130,600
          Payments on loans                            (153,500)      (316,892)
                                                       --------       --------
          Balance at end of period                     $ 60,000       $ 78,000
                                                       ========       ========

     Interest expense accrued on these loans was approximately $5,200 and $11,000 for the year ended December 31, 2002 and 2001, respectively.

     On September 16, 2002 the Company paid Gina Mouery $22,500 related to the promissory loan balance due to her for a talent agreement. This balance was included in the notes payable to officers and related parties.

     In December of 2002 WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco, purchased $40,000 of Class B Units of JB Toys, LLC. In February of 2003 $40,000 of this loan was repaid from gross profits of the LLC.

     In February of 2003 $40,000 of Class B Member Investment loan was repaid to WEE-OOO, LTD from gross profits of JB Toys, LLC. In March an additional $51,000 of Class B Member Investment loan was repaid to WEE-OOO, LTD from gross profits of JB Toys, LLC. The final 1,000 was paid in May of 2003.

     Raven Moon Home Video Products, LLC issued a one-time bonus to its four songwriters, valued at $20,000 per songwriter. Two of the songwriters are Joseph and Bernadette DiFrancesco, officers of the Company.

     The following is a summary of accrued administrative salary, accrued 10% founders royalty and payments made to Joey and Bernadette DiFrancesco, the officers of Raven Moon, for the year ended December 31, 2003:

          Beginning at December 31, 2002              $  186,383
          Accrued for administrative salary              510,105
          Accrued 10% founders royalty                   117,383
          Payments to Officers                          (562,175)
                                                      ----------
          Balance at December 31, 2003                $  251,696
                                                      ==========

     By completing the spinoff of Raven Moon Home Video Products, LLC and the subsequent reclassification of net liabilities to discontinued operations the Company retired its debt of $1,958,800 to the Raven Moon Home Video Products, LLC Class B Members on December 31, 2002. In addition, debt of the Company to Clubhouse Video, Inc. for $783,197 was retired in exchange for the rights to manufacture, market and sell the first six video, CD and DVD products produced by the Company. The rights to future products purchased by the Clubhouse Video, Inc. from the Company will approximate $300,000 per product plus 10% of the gross sales of the product.


Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits. See Index to Exhibits for a list of those exhibits filed as part of this report.

(b) Reports on Form 8-K. No reports were filed on Form 8-K for the year ended December 31, 2003.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Audit fees billed to the Company by Richard L. Brown & Company, P.A. ("Brown & Company") for auditing the Company's annual consolidated financial statements for the fiscal year ended December 31, 2003, were $32,250, and for reviewing the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q $13,110.

All Other Fees

All other fees, billed by Brown & Company with respect to the fiscal year ended December 31, 2003 amounted to $3,000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON INTERNATIONAL, INC.
(Registrant)


By:  /s/  Joseph DiFrancesco                              Date:  March 24, 2004
   ----------------------------------------
          Joseph DiFrancesco, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature and Title


By:  /s/  Joseph DiFrancesco                              Date:  March 24, 2004
   ---------------------------------------
          Joseph DiFrancesco
          President and Director
          (Principal Executive Officer and
          Principal Financial Officer)


By:  /s/  Bernadette DiFrancesco                          Date:  March 24, 2004
   ---------------------------------------
          Bernadette DiFrancesco
          Vice President, Secretary,
          and Director


By:  /s/  Anthony E. Arcari                               Date:  March 24, 2004
   --------------------------------------
          Anthony E. Arcari
          Director




By:  /s/  Stephen Chrystie                                Date:  March 24, 2004
   --------------------------------------
          Stephen Chrystie
          Director


By:  /s/  Norman Weinstock                                Date:  March 24, 2004
   --------------------------------------
          Norman Weinstock
          Director



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
   ------------------ ------------------------------------------------ ---------------------------------------------






   ------------------ ------------------------------------------------ ---------------------------------------------

   EXHIBIT            DESCRIPTION                                      LOCATION
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.9                Articles of Correction to the Articles of        Incorporated by reference from the Company
                      Incorporation of Raven Moon International,       Report on Form 10-QSB filed with the SEC on
                      Inc. filed with the Florida Department of State  November 19, 2001 on August 21, 2001.
   ------------------ ------------------------------------------------ ---------------------------------------------
   4.1                Specimen copy of stock certificate for Common    Incorporated by reference from Exhibit 99
                      Stock of YBOR CITY SHUTTLE SERVICE, INC.         to the Company's Registration Statement on
                                                                       Form 10-SB filed with the SEC on August 3,
                                                                       1998
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.1               2001 Raven Moon Entertainment Stock Option Plan  Incorporated by reference from the Company
                                                                       Report on Form 10-QSB filed with the SEC on
                                                                       November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.2               Agreement between The KnightLights Foundation,   Incorporated by reference from the Company
                      Inc. and the Company dated July 11, 2001,        Report on Form 10-QSB filed with the SEC on
                      including Addendum dated October 11, 2001        November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.3               Consulting Agreement between Management          Incorporated by reference from the Company
                      Solutions International, Inc. and the Company    Report on Form 10-QSB filed with the SEC on
                      dated September 17, 2001                         November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.4               Promotion Agreement between Big Apple            Incorporated by reference from the Company
                      Consulting U.S.A., Inc. and the Company dated    Report on Form 10-QSB filed with the SEC on
                      September 17, 2001                               November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.5               Raven Moon International, Inc. License           Incorporated by reference from the Company
                      Agreement dated September 26, 2001 between the   Report on Form 10-QSB filed with the SEC on
                      Company and Raven Moon Home Video Products, LLC  November 19, 2001
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.6               Talent Agreement between the Company and Gina    Incorporated by reference from the
                      Mouery, dated January 1, 2001.                   Company's registration statement on Form
                                                                       S-8 filed with the SEC on March 21, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.7               Option Agreement between the Company and Gina    Incorporated by reference from the
                      Mouery, dated January 1, 2001.                   Company's registration statement on Form
                                                                       S-8 filed with the SEC on March 21, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------






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

   ------------------ ------------------------------------------------ ---------------------------------------------






   ------------------ ------------------------------------------------ ---------------------------------------------

   EXHIBIT            DESCRIPTION                                      LOCATION
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.18              Co-Publishing Agreement between 2221 MUSIC       Incorporated by reference from the
                      (ASCAP Publisher) and Roynart Music (BMI         Company's Report on Form 10-QSB filed with
                      Publisher) dated as of June 10, 2002.            the SEC on August 14, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.19              Work for Hire Agreement with A&S Animation,      Incorporated by reference from the
                      Inc. cited February 4, 2002 for the production   Company's Report on Form 10-QSB filed with
                      of the animated PSA "Mr. Bicycle Man".           the SEC on August 14, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.20              Distribution and sales agreement with Seahorse   Incorporated by reference from the
                      Worldwide for "A Message from God".              Company's Report on Form 10-QSB filed with
                                                                       the SEC on August 14, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.21              General Business Affairs Consulting Agreement    Incorporated by reference from the
                      between the Company and David Mouery, dated as   Company's registration statement on Form
                      of August 18, 2002.                              S-8 filed with the SEC on August 21, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.22              Consulting Agreement between the Company and     Incorporated by reference from the
                      Jackie Joyner Kersee, dated as of July 14,       Company's registration statement on Form
                      2002.                                            S-8 filed with the SEC on August 27, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.23              Consulting Agreement between the Company and     Incorporated by reference from the
                      Richard C. Popper, dated as of July 12, 2002.    Company's registration statement on Form
                                                                       S-8 filed with the SEC on August 27, 2002
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.24              Executive Sales and Marketing Consulting         Incorporated by reference from the Company's
                      Agreement between Raven Moon Entertainment, Inc. registration statement on Form S-8 filed with
                      and Marc Jablon, dated as of August 12, 2002.    the SEC on March 26, 2003.
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.25              Consulting Agreement between the Registrant and  Incorporated by reference from the Company's
                      J. Bennett Grocock, dated as of March 20, 2003.  registration statement on Form S-8 filed with the SEC on March 26, 2003.
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.26              Amended General Business Affairs Consulting      Incorporated by reference from the
                      Agreement between Raven Moon Entertainment,      Company's registration statement on Form
                      Inc. and David D. Mouery, J.D., dated as of      S-8 filed with the SEC on March 04, 2003.
                      August 14, 2002, amended on December
                      1, 2002.
   ------------------ ------------------------------------------------ ---------------------------------------------





   ------------------ ------------------------------------------------ ---------------------------------------------
   10.27              2003 Equity Compensation Plan                    Incorporated by reference from the Company's
                                                                       registration statement on Form S-8 filed
                                                                       with the SEC on September 17, 2003.
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.28              Amended and Restated Fiscal 2003 Equity          Incorporated by reference from the
                      Compensation Plan                                Company's registration statement on Form
                                                                       S-8 filed with the SEC on November 28, 2003.
   ------------------ ------------------------------------------------ ---------------------------------------------
   23.2               Consent of Richard L. Brown & Company, P.A.,     Filed herewith.
                      independent public accountants.
   ------------------ ------------------------------------------------ ---------------------------------------------
   31                 Section 302 Certification                        Filed herewith.
   ------------------ ------------------------------------------------ ---------------------------------------------
   32                 Certification Pursuant to 18                     Filed herewith.
                      U.S.C. Section 1350, as Adopted by Section 906
                      of the Sarbanes-Oxley Act of 2002.
   ------------------ ------------------------------------------------ ---------------------------------------------


                                                         44
