Form 10QSB
period 2004-03-31
RAVEN MOON ENTERTAINMENT  INC
filed 2004-05-17
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended March 31, 2004

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

         Issuer's telephone number, including area code: (407) 304-4764
                                                         --------------
          Securities registered pursuant to Section 12(g) of the Act:

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

     The number of shares outstanding of the Registrant's Common Stock as of May 17, 2004 was 141,251,084.

Transitional Small Business Disclosure Format:    Yes |__|  No | X |

                                TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION                                              Page

Item 1   Financial Statements.............................................    2

         Consolidated Balance Sheets March 31, 2004 (Unaudited)...........    2

         Consolidated Statements of Operations (Unaudited)................    3

         Consolidated Statements of Change in Deficit in Stockholders'
           Equity.........................................................    4

         Consolidated Statements of Cash Flows............................    5

         Notes to Consolidated Financial Statements.......................    6


Item 2   Management Discussion and Analysis of Financial Condition and
         Results of Operations............................................    23

Item 3   Controls and Procedures..........................................    24


Part II    OTHER INFORMATION

Item 1   Legal Proceedings................................................    26

Item 6   Exhibits and Reports on Form 8-K.................................    26

SIGNATURE.................................................................    27


                                      (i)



                                     Part I.

Item 1.  Financial Statements



                             RAVEN MOON ENTERTAINMENT, INC.
                               Consolidated Balance Sheets
                                     March 31, 2004
                                       (unaudited)


                                         ASSETS



Cash and cash equivalents                                                 $    197,259
Other receivables                                                               23,200
                                                                          ------------

                                                                          $    220,459
                                                                          ============


                     LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY


Accrued salaries and wages payable to officers (Note 7)                   $    147,038
Accrued interest payable to third parties                                       25,500
Notes payable third parties (Note 6)                                            60,000
Loans from shareholders (Note 6)                                                62,000
Advance from Class B Members of LLC (Note 6)                                     5,000
                                                                          ------------

                 Total liabilities                                             299,538


COMMITMENTS AND CONTINGENCIES (Note 8)


DEFICIT IN STOCKHOLDERS' EQUITY
      Preferred stock, $.0001 par value, authorized 800,000,000 shares;
           issued and outstanding 10,134                                             1
      Common stock, $.0001 par value, authorized 200,000,000 shares;
           issued and outstanding 114,058,397                                   11,406
      Additional paid-in capital                                            19,705,644
             Accumulated deficit                                           (19,796,130)
                                                                          ------------

                 Total deficit in stockholders' equity                         (79,079)
                                                                          ------------

                                                                          $    220,459
                                                                          ============


See accompanying notes





                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                                   Three months ended
                                                                 March 31,      March 31,
                                                                  2004           2003
                                                               -----------    -----------
REVENUES:
     Sales of plush toys                                       $        70    $   204,275
     Sale of rights to related party to manufacture,
        market and sell video, CD, and DVD products                   --          810,018
                                                               -----------    -----------

                                                                        70      1,014,293


COST OF GOOD SOLD                                                     --          129,667
                                                               -----------    -----------

GROSS PROFIT                                                            70        884,626

EXPENSES:
     Consulting fees                                               533,277        422,960
     Production expense                                          1,651,544        248,994
     Interest                                                        1,500          1,800
     General and administrative expense                            258,592        167,639
                                                               -----------    -----------

      Total expenses                                             2,444,913        841,393
                                                               -----------    -----------

Net loss before proportionate share Clubhouse Videos, Inc.'s
   loss and discontinued operations                             (2,444,843)        43,233

Proportionate share of Clubhouse Videos, Inc.'s loss               (29,933)      (179,000)
                                                               -----------    -----------

Net loss before discontinued operations                         (2,474,776)      (135,767)


Discontinued operations                                               --         (563,281)


Net loss                                                       $(2,474,776)   $  (699,048)
                                                               ===========    ===========

Net (loss) per share from continuing operations                $  (0.02717)   $   0.00176
                                                               ===========    ===========

Proportionate share of Clubhouse Videos, Inc.'s loss           $  (0.00033)   $  (0.00730)
                                                               ===========    ===========

Net income (loss) per share discontinued operations            $      --      $  (0.02297)
                                                               ===========    ===========

Net loss per share                                             $  (0.02750)   $  (0.02851)
                                                               ===========    ===========


See accompanying notes





                                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                               For the three months ended March 31, 2004 and 2003
                                                   (unaudited)



                                                          Preferred Stock                 Common Stock
                                                   ----------------------------    ---------------------------
                                                      Shares          Amount          Shares         Amount
                                                   ------------    ------------    ------------   ------------
Balance December 31, 2002                               120,495    $        12       21,189,278   $      2,119

   Common stock options granted for expenses               --              --              --             --
   Common stock options granted to related party           --              --              --             --
   Shares issued to related parties for expenses           --              --           600,000             60
   Shares issued for expenses                              --              --         1,000,000            100
   Exercise of options                                     --              --         5,557,460            556
   Net loss for the period                                 --              --              --             --
                                                   ------------    ------------    ------------   ------------
Balance March 31, 2003                                  120,495    $         12      28,346,738   $      2,835
                                                   ============    ============    ============   ============

Balance December 31, 2003                               119,695    $         12      62,287,523   $      6,229
  Preferred stock cancelled                            (109,561)            (11)           --             --
  Common stock options granted for expenses                --              --              --             --
  Common stock options granted to related party            --              --              --             --
  Shares issued for accounts payable                       --              --         1,816,138            182
  Shares issued for expenses                               --              --           250,000             25
  Exercise of options                                      --              --        30,480,603          3,048
  Exercise of options by related party                     --              --        19,224,133          1,922
  Net loss for the period                                  --              --              --             --
                                                   ------------    ------------    ------------   ------------
Balance March 31, 2004                                   10,134    $          1     114,058,397   $     11,406
                                                   ============    ============    ============   ============





                                 RAVEN MOON ENTERTAINMENT, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                       For the three months ended March 31, 2004 and 2003
                                           (unaudited)
                                           (Continued)



                                                    Additional
                                                     paid-in      Accumulated
                                                     capital        deficit          Total
                                                   ------------   ------------    ------------
Balance December 31, 2002                          $ 12,115,256   $(14,417,864)   $ (2,300,477)

   Common stock options granted for expenses             28,800           --            28,800
   Common stock options granted to related party        409,500           --           409,500
   Shares issued to related parties for expenses         34,065           --            34,125
   Shares issued for expenses                            60,672           --            60,772
   Exercise of options                                  241,784           --           242,340
   Net loss for the period                                 --         (699,048)       (699,048)
                                                   ------------   ------------    ------------
Balance March 31, 2003                             $ 12,890,077   $(15,116,912)   $ (2,223,988)
                                                   ============   ============    ============

Balance December 31, 2003                          $ 16,901,874   $(17,321,354)   $   (413,239)
  Preferred stock cancelled                                  11           --              --
  Common stock options granted for expenses             872,494           --           872,494
  Common stock options granted to related party         573,008           --           573,008
  Shares issued for accounts payable                     82,022           --            82,204
  Shares issued for expenses                              6,475           --             6,500
  Exercise of options                                   813,612           --           816,660
  Exercise of options by related party                  456,148           --           458,070
  Net loss for the period                                  --       (2,474,776)     (2,474,776)
                                                   ------------   ------------    ------------
Balance March 31, 2004                             $ 19,705,644   $(19,796,130)   $    (79,078)
                                                   ============   ============    ============


See accompanying notes

                                            4(Con't)




                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                 Three months ended
                                                                               March 31,      March 31,
                                                                                 2004           2003
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                $(2,474,776)   $  (699,048)
    Discontinued operations                                                          --          563,281
    Adjustments to reconcile net loss to net cash used
         by operating activities:
              Decrease in deposit on inventory                                       --           28,300
              Amortization                                                           --              977
              (Increase) in prepaid expenses                                         --           (6,000)
              (Decrease) increase in accounts payable to third parties            (29,500)        57,213
              (Decrease) increase in accrued wages and salaries to officers      (104,659)       100,463
              Increase in accrued interest to third parties                         1,500          1,800
              (Decrease) in unearned sales rights                                    --         (588,277)
              Common stock options granted for expenses                         1,445,503        438,300
              Shares issued for expenses                                            6,500         94,897
                                                                              -----------    -----------

                        Net cash (used) by operations                          (1,155,432)        (8,094)
                                                                              -----------    -----------

CASH FLOW TO INVESTMENT ACTIVITIES
         Increase in investment in Clubhouse Video, Inc.                             --          (39,000)
                                                                              -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Payments to Class B Members                                                      --          (91,000)
    Proceeds from exercise of options                                           1,274,730        242,340
    Notes payable  officers                                                          --          (18,000)
                                                                              -----------    -----------

                        Net cash provided by financing activities               1,274,730        133,340

    Net increase in cash                                                          119,298         86,246

    Cash at beginning of period                                                    77,961         12,727

    Cash at end of period                                                     $   197,259    $    98,973
                                                                              ===========    ===========


See accompanying notes



                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


Note 1 -- DESCRIPTION OF THE COMPANY

Raven Moon Entertainment, Inc. and its wholly owned subsidiaries are primarily engaged in the production and development of Family Values and Christian-oriented video entertainment products. The market for these products is worldwide, although the company will devote most of its efforts within the continental United States.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiaries JB Toys, LLC and Raven Animation, Inc. (the Company). JB Toys, LLC will cease to exist on December 5, 2012. Inter-company transactions and balances have been eliminated in consolidation.

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

Revenue from Clubhouse Videos, Inc, formerly Raven Moon Home Video Products, LLC, a wholly owned subsidiary of the Company not consolidated in these financial statements (see note 4), accounted for all the revenue from sales of plush toys and the rights to manufacture, market and sell videos, CDs and DVDs for the three-month period ended March 31, 2003.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NET INCOME (LOSS) PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 89,968,902 and 24,522,603 for the three months ended March 31, 2004 and 2003, respectively. Common stock equivalents were not considered in the calculation of net earnings per share because their effect would be antidilutive.

INCOME TAXES -- The Company has incurred approximately $19,800,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

STOCK SPLITS -- The Company adopted a 50 to 1 reverse stock split on June 30, 2003 for common and preferred stock and the Company adopted a 2 for 1 common stock split for shareholders of record on September 19, 2003. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.

INVESTMENTS IN COMMON STOCK -- The investment in Clubhouse Videos, Inc. is more that 20% of the outstanding common stock, and because the Company can significantly influence the operating and financial policies of Clubhouse Videos, Inc. the Company accounts for their investment under the equity method.

RECLASSIFICATIONS -- Certain amounts reported in previous years have been reclassified to the 2003 financial statement presentation.

CREDIT RISKS -- Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. It has not experienced any losses in such accounts. The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2003, the FASB revised FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires the Company to consolidate a variable interest entity if the Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004 for small issuers. The Company does not currently have any variable interest entities and, accordingly, the adoption of FIN 46 did not have a significant impact on the Company's consolidated financial position or results of operations.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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



                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


Note 4 -- DISCONTINUED OPERATIONS

On January 14, 2003, the Company announced its intention to split into two independent publicly traded companies by spinning off Raven Moon Home Video
Products, LLC as a dividend to shareholders. On April 25, 2003 the Company completed the spin-off of Raven Moon Home Video Products, LLC. The spinoff was accomplished by the Company's contribution of Raven Moon Home Video Products,
LLC to Clubhouse Video, Inc. All of the common stock was then distributed to the Class B Members of the LLC on a basis of 152,362 per unit of the LLC and the shareholders of the Company received one share of Clubhouse Video, Inc. for every 100 shares of common stock held in the Company. As a result of the spin-off, the Company's March 31, 2003 financial statements have been prepared with Raven Moon Home Video Products, LLC results of operations and cash flows shown as "discontinued operations". All historical financial statements presented have been restated to conform to this presentation, with the historical assets and liabilities of Raven Moon Home Video Products, LLC presented on the balance sheet as "Net liabilities from discontinued operations". Summarized financial information for discontinued operations at March 31, 2004 and 2003 is as follows:

                                                             2004            2003
                                                             ----            ----
     Revenue                                              $       -       $     5,468
                                                          ===========     ===========

     Expenses                                             $       -       $   568,749
                                                          ===========     ===========

     Net income (loss)                                    $       -       ($  563,281)
                                                          ===========     ===========

     Assets                                               $       -       $   855,002
                                                          ===========     ===========


     Liabilities                                          $       -       $ 2,832,235
                                                          ===========     ===========


     Net liabilities from discontinued operations         $       -       $ 1,977,233
                                                          ===========     ===========



                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


Note 5 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC.

During the three-month period ended March 31, 2003 the Company purchased 21.8 units of the LLC for $218,000. At March 31, 2003 the Company had purchased a total of 36.8 units of Raven Moon Home Video Products, LLC for $368,000. These purchases were converted into common stock of Clubhouse Video, Inc. as a result of the spin-off of the former wholly owned subsidiary. (See Note 4) Following is a schedule of ownership and related party ownership for the three months ended March 31, 2004 and 2003:

                                                2004                2003
                                                ----                ----

Percent of Ownership                            27.5%                27.5%

Proportionate share of Clubhouse
          Videos, Inc.'s loss                  ($13,036)         ($  154,000)

Carrying value of Investment
In Clubhouse Videos, Inc.                    $      -             $   39,000

Underlying equity in net assets of
Clubhouse Videos, Inc.                       $      -             $   39,000

At March 31, 2004 the Company has available loss of $47,459, which will be offset against future proportionate earnings of Clubhouse Videos, Inc.

Following is summarized information about Clubhouse Videos, Inc. assets, liabilities and results of operations as of March 31, 2004 and 2003:

                                                2004                2003
                                                ----                ----

         Assets                              $   143,567          $  266,725

         Liabilities                         $   974,503          $  125,000

Results of operations (loss)                 $   (47,384)         $ (563,281)

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


Note 5 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC. (continued)

At March 31, 2004 Clubhouse Videos, Inc. has 115,000 shares of Preferred Stock Series A outstanding. The conversion premium for these share is 125%. Conversion is based upon the amount invested ($115,000) divided by the average close price for the first 29 days of trading, then adjusted by the premium. Conversion is automatic on the thirtieth day of trading. The effect of this conversion cannot be determined at this time.

Note 6 -- DEBT

Debt for the company consists of the following:

Notes payable to third parties bear interest at 10% annually. These are demand notes, and are unsecured.

Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock in 2000 and are also entitled to gross revenue royalty fees of the gross revenue of the Company for ten years. The royalties range from .0125% to .5% of gross revenues. No royalties were earned in 2004 and 2003.

There are two types of Class B units:

1) The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $45,000 of cash investments from Class B members and has repaid $40,000 as of March 31, 2004. Subsequent to March 31, 2004 the Company has received an additional $135,000 of cash investments.

2) The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC unit the members who invested cash have received their investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has exchanged 100 units to WEE-OOO, LTD, a related party, for the rights to Gina D, 50 units to Mike Gibilisco for the rights to the BoBo Blocks and 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs as of March 31, 2004. (See note 7) Subsequent to March 31, 2004 the Company has exchanged 30 units with the directors for the prior three years services.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


Note 6 -- DEBT (continued)

The Class B members have no voting rights. The cash advances from Class B members have been recorded as a liability because all advances must be repaid prior to any distributions to the parent company.

Note 7 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:


                           J. & B. DiFrancesco, Inc.
                           WEE-OOO, LTD.
                           Beyond the Kingdom, Inc.
                           T.V. Toys, Inc.
                           2221 Music
                           Clubhouse Videos, Inc.

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the months ended March 31, 2004 and 2003:

                                              2004                 2003
                                              ----                 ----

                                            $897,365             $568,041
                                            ========             ========

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joey DiFrancesco, President and Chief Executive Officer of the Company, $6,000 for the three months ended March 31, 2004 and 2003, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $2,256 for the three months ended March 31, 2004 which is included in the general and administrative expenses.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

On May 1, 2004 Gina Mouery entered into a ten month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Ms. Mouery is to assist the Company as a Co-executive Producers and Promotional Celebrity Talent for promotion and production of the Company's products and services. Ms. Mouery will be paid $1,000,000 of S-8 free trading shares in ten equal installments of common Stock @ a 50% discount from the closing bid price for the preceding ten days.

During the three months ended March 31, 2004 and 2003 Gina Mouery was granted options for 19,224,133 and 1,800,000 shares of common stock for talent fees, respectively. The fair value of these options at March 31, 2004 and 2003 was $573,008 and $94,500, respectively, and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the three months ended March 31, 2004 and 2003 Gina Mouery exercised 19,224,113 options for $458,070 and 1,519,365 options for shares of common stock for $59,000, respectively.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

o    Joey and Bernadette DiFrancesco received 100 units of JB Toys,

o Joey and Bernadette DiFrancesco received 10,000,000 share of common restricted Raven Moon Entertainment, Inc stock on April 10, 2004, and Joey and Bernadette DiFrancesco shall receive a fee of $750,000 per year for ten years beginning in January 2004 for a production royalty or 10% of all gross revenues from worldwide licensing and merchandising revenues received by Raven Moon Entertainment, Inc. or JB Toys, LLC, whichever is greater.

On March 4, 2004 the Company, through its subsidiary JB Toys, LLC, granted to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco, a nonrefundable grant of 100 units of Class B memberships for the rights to reproduce characters of Gina D for sale. (See Note 6.)

On August 13, 2003 the Company, through its subsidiary JB Toys, LLC, granted Bernadette DiFrancesco 200 units for the rights to the "Cuddle Bugs." In addition Bernadette DiFrancesco is to receive 15% of the revenues of JB Toys, LLC for a ten-year period

On October 10, 2003 the Board of directors granted to WEE-OOO, LTD 400,000 shares of common stock for consulting services rendered. The shares were valued at $31,200 and charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

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

On May 1, 2004 David Mouery entered into a twelve month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Mr. Mouery is to assist the Company as entertainment attorney for legal matters and contracts for the Company's products and services. Mr. Mouery will be paid $120,000 of S-8 free trading shares in twelve equal installments of common Stock @ a 50% discount from the closing bid price for the preceding ten days.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

During the three months ended March 31, 2004 David Mouery was not granted any options. During the three months ended March 31, 2003 David Mouery was granted options for 5,400,000 shares of common stock for production services. The fair value of these options was $315,000 and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the three months ended March 31, 2004 David Mouery did not exercise any options. During the three months ended March 31, 2003 David Mouery exercised 3,666,666 options for common stock for $170,340.

The officers' and directors' were granted the following common stock warrants for a three-year term:

          Date              Common Stock Warrants       Exercise Price per Share

     April 5, 2000                 300,000                       $1.10

     September 1, 2001             600,000                       $ .08

The directors' were granted the following common stock options for a ten-year term:

          Date              Common Stock Options        Exercise Price per Share

     November 29, 2002           2,000,000                       $ .13

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

During the three-month period ended March 31, 2004 and 2003 loans from officers, directors, senior management and related parties are summarized as follows:

                                                2004           2003
                                                ----           ----

         Balance at beginning of year         $     -        $  18,000
         Increase in loans                          -             -
         Payments on loans                          -          (18,000)
                                              ---------      ---------
         Balance at end of period             $     -        $     -
                                              =========      =========
In February of 2003 $40,000 of Class B Member Investment loan was repaid to WEE-OOO, LTD from gross profits of JB Toys, LLC. In March an additional $51,000 of Class B Member Investment loan was paid to WEE-OOO, LTD from gross profits of JB Toys, LLC.

Raven Moon Home Video Products, LLC issued a one-time bonus to its four songwriters, valued at $20,000 per songwriter. Two of the songwriters are Joseph and Bernadette DiFrancesco, officers of the Company.

Following is a schedule which summarizes the activity in accruals and payments related to Joey and Bernadette DiFrancesco, the officers of Raven Moon, for the three months ended March 31, 2004 and 2003:

                                                            2004        2003
                                                            ----        ----
     Beginning at December 31, 2003                      $ 251,697   $ 186,383
         Accrued for administrative salary                 136,858     124,416
         Accrued production fee                            187,500        -
         Payments to Officers                             (429,017)    (23,957)
                                                         ---------   ---------
     Balance at December 31, 2003                        $ 147,038   $ 286,842
                                                         =========   =========

Through the spinoff of Raven Moon Home Video Products, LLC and the subsequent reclassification of net liabilities to discontinued operations (see Note 4) the Company retired its debt of $1,958,800 to the Raven Moon Home Video Products, LLC Class B Members on December 31, 2002. In addition, debt of the Company to Clubhouse Videos, Inc. for $810,018 was retired in exchange for the rights to manufacture, market and sell the first nine video, CD and DVD products produced by the Company. The rights to future products purchased by the Clubhouse Videos, Inc. from the Company will approximate $300,000 per product plus 10% of the gross sales of the product.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


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

         d) On May 1, 2004 the Company entered into a two consulting agreements. These agreements required the individuals to provide executive assistants advice and production services to the Company for ten months. The individuals are to be paid $500,000 each. The payments will be S-8 free trading shares issued in ten equal installments of common Stock @ a 50% discount from the closing bid price for the preceding ten days, commencing on May 1, 2004 and every month thereafter for nine months.


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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


Note 9 - STOCK OPTION PLAN (continued)

Non-statutory options are granted at prices and terms determined by the board of directors. The following is a summary of options, granted, exercised, cancelled and outstanding:

                                                               Weighted  Average
                                                  Shares       Exercise Price
                                                  ------       --------------


Outstanding at December 31, 2002                 4,123,891         $  .0975

         Granted                                31,882,873         $  .1210

         Cancelled                              (2,937,862)        $  .1589

         Exercised                             (31,068,905)        $  .0548
                                               -----------

Outstanding at December 31, 2003                 2,000,000         $  .1250

         Granted                                49,704,736         $  .0291

         Cancelled                                    -            $  .0000

         Exercised                              49,704,736         $  .0255
                                               -----------

Outstanding at March 31, 2004                    2,000,000         $  .1250
                                               ===========

The exercise price and the market value for common stock options granted in 2004 and 2003 is as follows:

Options granted                  Exercise Price               Fair Market Value
---------------                  --------------               -----------------
    2004
    ----

  7,383,838           1/2 of previous 10 days average price        $  .04
 12,479,799           1/2 of previous 10 days average price        $  .05
 19,893,997           1/2 of previous 10 days average price        $  .06
  8,044,026           1/2 of previous 10 days average price        $  .07
  1,903,076           1/2 of previous 10 days average price        $  .08

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


Note 9 - STOCK OPTION PLAN (continued)

     2003

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

The weighted average fair value of options granted during 2004 and 2003 is $.0291 and $.1210, respectively. The weighted average remaining life of options granted is 8.67 and 9.67 years at March 31, 2004 and 2003, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                                   (unaudited)


Note 9 - STOCK OPTION PLAN (continued)

April 22, 2004                              20,000,000 Shares of common stock

On March 4, 2004 the Board of Directors authorized the issuance of 80,000,000 shares of common stock to the "Option Compensation Program" to compensate consultants to the Company. These shares shall have a fixed exercise discount rate of 50% of the average ten day closing bid price.

NOTE 10 - COMMON STOCK WARRANTS

                                                                Weighted Average
                                              Shares            Exercise Price
                                              ------            --------------

Outstanding at December 31, 2002              590,442               $1.2600


         Warrants expired                    (540,442)              $1.1550
                                            ---------

Outstanding at  March 31, 2004
And December 31, 2003, respectively            50,000               $ .1500
                                            =========


The weighted-average remaining life of warrants granted were .50 and 1.50 years at March 31, 2004 and 2003, respectively.

The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.


NOTE 11 - SUBSEQUENT EVENTS

In the month of April 2004 JB Toys, LLC raised $155,000 through the sale of 15.5 class B units, $95,000 was paid by Beyond the Kingdom, a related party.

In the month of April 2004 the directors received 30 units of JB Toys, LLC for services they have performed for the past three years.

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

Overview

     In the past year, Raven Moon Entertainment or its subsidiaries have produced sixteen products including "Gina D's Kids Club" Volume 1, ("Join The Club"), "Gina D's Kids Club" Volume 2, ("Good News"), "Gina D's Kids Club" Volume 3, ("Smile-A-bility"), the "Gina D's Kids Club" Three Episode DVD, the "Gina D's Kids Club" Music CD Volume 1, the "Gina D's Kids Club" Music CD Volume 2, the "Young America" Limited Edition CD single, the "Sing A Long With Gina" VHS, the "Sing A Long With Gina" DVD, and the "Cuddle Bug" plush toy.

     Raven Moon has also established a policy not to place product into retail stores prematurely, before the "Gina D's Kids Club" program airs on TV.

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

                                    Part II.

Item 1.  Legal Proceedings

In April, 2004, the Company has settled the dispute with Randolph S. Shaw, in exchange for certain shares of Clubhouse Videos, Inc., owned by the Company.


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

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits and Index of Exhibits

         31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

         No reports were filed on Form 8-K for the period ended March 31, 2004.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON INTERNATIONAL, INC.
(Registrant)


By:  /s/                                                  Date:  May 15, 2004
    ----------------------------------------
          Joseph DiFrancesco, President