Form 10QSB
period 2004-06-30
RAVEN MOON ENTERTAINMENT  INC
filed 2004-08-19
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-QSB

    [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                       For the period ended June 30, 2004

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

     The number of shares outstanding of the Registrant's Common Stock as of August 18, 2004 was [191,490,171.]

Transitional Small Business Disclosure Format:      Yes |__|  No | X |

                                TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION                                              Page

Item 1   Financial Statements.............................................     2

         Consolidated Balance Sheet.......................................     2

         Consolidated Statements of Operations............................     3

         Consolidated Statements of Changes in Deficit in Stockholders'
         Equity...........................................................     4

         Consolidated Statements of Cash Flows............................     5

         Notes to Consolidated Financial Statements.......................     6

Item 2   Management Discussion and Analysis of Financial Condition and
         Results of Operations............................................    26

Item 3   Controls and Procedures..........................................    28


Part II    OTHER INFORMATION

Item 1   Legal Proceedings................................................    29

Item 2.  Changes in securities............................................    29

Item 3   Defaults on Senior Securities....................................    29

Item 4.  Submission of Matters to Vote of Security Holders................    29

Item 5.  Other Information................................................    29

Item 6   Exhibits and Reports on Form 8-K.................................    29


SIGNATURE.................................................................    30

CERTIFICATIONS



                                     Part I.

Item 1.  Financial Statements



                             RAVEN MOON ENTERTAINMENT, INC.
                               Consolidated Balance Sheet
                                      June 30, 2004
                                       (unaudited)



                                         ASSETS


Cash and cash equivalents                                                 $     58,875
Other receivables                                                               23,200
                                                                          ------------
                                                                          $     82,075
                                                                          ============

                    LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Accrued expenses payable to officers                                      $    958,275
Accrued interest payable                                                        27,000
Notes payable                                                                   60,000
Loans from shareholders                                                         62,000
Advance from Class B Members of LLC                                            235,000
                                                                          ------------

                 Total liabilities                                           1,342,275


COMMITMENTS AND CONTINGENCIES (see note 7)

DEFICIT IN STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value, authorized 16,000,000 shares;
          issued and outstanding 9,734                                               1
     Convertible series B Preferred stock, $.0001 par value, authorized
          2,000,000 shares; issued and outstanding 44,000                            4
     Common stock, $.0001 par value, authorized 200,000,000 shares;
          issued and outstanding 169,630,679                                    16,963
     Additional paid-in capital                                             21,268,574
     Accumulated deficit                                                   (22,545,742)
                                                                          ------------

                 Total deficit in stockholders' equity                      (1,260,200)

                                                                          $     82,075
                                                                          ============


See accompanying notes




                                            RAVEN MOON ENTERTAINMENT, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the six months and three months ended June 30, 2004 and 2003
                                                      (unaudited)



                                                                   Six months ended           Three months ended
                                                             --------------------------    --------------------------
                                                               June 30,       June 30,       June 30,       June 30,
                                                                 2004           2003           2004           2003
                                                             -----------    -----------    -----------    -----------

REVENUES:
          Sales of plush toys                                $     1,609    $   204,275    $     1,539    $        38
          Sale of rights to related party to manufacture,
               market and sell video, cd, and dvd products          --          810,056           --             --
                                                             -----------    -----------    -----------    -----------

                                                                   1,609      1,014,331          1,539             38

COST OF GOOD SOLD                                                    402        130,376            402            709
                                                             -----------    -----------    -----------    -----------

GROSS PROFIT                                                       1,207        883,955          1,137           (671)


EXPENSES:
          Consulting fees                                        901,392        481,610        368,115         58,650
          Production costs                                     2,858,213        345,994      1,206,669         97,000
          Option rights to intellectual property                 840,000           --          840,000           --
          Interest                                                 3,000          3,604          1,500          1,804
          General and administrative expense                     593,057        382,078        334,465        214,439
                                                             -----------    -----------    -----------    -----------

          Total costs and expenses                             5,195,662      1,213,286      2,750,749        371,893
                                                             -----------    -----------    -----------    -----------
Net loss before proportionate share of Clubhouse
     Videos, Inc.'s loss and discontinued operations          (5,194,455)      (329,331)    (2,749,612)      (372,564)

Proportionate share of Clubhouse Videos, Inc.'s loss             (29,933)          --             --             --
                                                             -----------    -----------    -----------    -----------

Net loss before discontinued operations                       (5,224,388)      (329,331)    (2,749,612)      (372,564)

Discontinued operations                                             --        1,413,952           --        1,977,233
                                                             -----------    -----------    -----------    -----------

Net (loss) income                                            $(5,224,388)   $ 1,084,621    $(2,749,612)   $ 1,604,669
                                                             ===========    ===========    ===========    ===========

Net loss per share before proportionate share of Clubhouse
     Videos, Inc.'s loss and discontinued operations         $   (0.0445)   $   (0.0239)   $   (0.0192)   $   (0.0245)
                                                             ===========    ===========    ===========    ===========

Proportionate share of Clubhouse Videos, Inc.'s loss
      per share                                              $   (0.0003)   $      --      $      --      $      --
                                                             ===========    ===========    ===========    ===========

Discontinued operations per share                            $      --      $    0.1028    $      --      $    0.1298
                                                             ===========    ===========    ===========    ===========

Net (loss) income per share                                  $   (0.0448)   $    0.0788    $   (0.0019)   $    0.1053
                                                             ===========    ===========    ===========    ===========


See accompanying notes





                                   RAVEN MOON ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                           For the six months ended June 30, 2004 and 2003
                                             (unaudited)



                                                                             Preferred Stock
                                                                        ---------------------------
                                              Preferred Stock                    Series B
                                        ----------------------------    ---------------------------
                                           Shares          Amount          Shares         Amount
                                        ------------    ------------    ------------   ------------
Balance December 31, 2002                    120,495    $         12            --     $       --

     Common stock options granted
        for expenses                            --              --              --             --
     Common stock options granted
        to related party                        --              --              --             --
     Shares issued to related parties
        for expenses                            --              --              --             --
     Shares issued for expenses                 --              --              --             --
     Exercise of options                        --              --              --             --
     Exercise of options related
        party                                   --              --              --             --
     Shares retired                         (100,000)            (10)             10           --
     Net loss for the period                    --              --              --             --
                                        ------------    ------------    ------------   ------------

Balance June 30, 2003                        120,495    $         12            --     $       --
                                        ============    ============    ============   ============


Balance December 31, 2003                    119,695    $         12            --     $       --

     Preferred stock retired                (109,961)            (11)           --             --
     Private placement                          --              --            44,000              4
     Common stock options granted for
        expenses                                --              --              --             --
     Common stock options granted to
        related party                           --              --              --             --
     Shares issued for accounts
        payable                                 --              --              --             --
     Shares issued for expenses                 --              --              --             --
     Shares issued for expenses to
        related parties                         --              --              --             --
     Exercise of options                        --              --              --             --
     Exercise of options by related
        party                                   --              --              --             --
     Net loss for the period                    --              --              --             --
                                        ------------    ------------    ------------   ------------

Balance June 30, 2004                          9,734    $          1          44,000   $          4
                                        ============    ============    ============   ============





                                          RAVEN MOON ENTERTAINMENT, INC.
                         CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                                   For the six months ended June 30, 2004 and 2003
                                                    (unaudited)
                                                    (Continued)


                                                Common Stock           Additional
                                        ---------------------------      paid-in      Accumulated
                                            Shares         Amount        capital        deficit         Total
                                        ------------   ------------   ------------   ------------    ------------
Balance December 31, 2002                 10,594,639   $      1,059   $ 12,116,316   $(14,417,864)   $ (2,300,477)

     Common stock options granted
        for expenses                            --             --           60,300           --            60,300
     Common stock options granted
        to related party                        --             --          409,500           --           409,500
     Shares issued to related parties
        for expenses                         374,312             37         54,858           --            54,895
     Shares issued for expenses              500,000             50         60,725           --            60,775
     Exercise of options                   1,718,033            172         80,125           --            80,297
     Exercise of options related
        party                              2,593,016            260        229,080           --           229,340
     Shares retired                             --
     Net loss for the period                    --             --             --        1,084,621       1,084,621
                                        ------------   ------------   ------------   ------------    ------------

Balance June 30, 2003                     15,680,000   $      1,568   $ 13,010,914   $(13,333,243)   $   (320,749)
                                        ============   ============   ============   ============    ============


Balance December 31, 2003                 62,287,523   $      6,229   $ 16,901,874   $(17,321,354)   $   (413,239)

     Preferred stock retired                    --             --               11           --              --
     Private placement                          --             --          439,996           --           440,000
     Common stock options granted for
        expenses                                --             --          872,494           --           872,494
     Common stock options granted to
        related party                           --             --          573,008           --           573,008
     Shares issued for accounts
        payable                            1,816,138            182         82,022           --            82,204
     Shares issued for expenses           23,422,190          2,342        461,847           --           464,189
     Shares issued for expenses to
        related parties                   32,400,092          3,240        667,562           --           670,802
     Exercise of options                  30,480,603          3,048        813,612           --           816,660
     Exercise of options by related
        party                             19,224,133          1,922        456,148           --           458,070
     Net loss for the period                    --             --             --       (5,224,388)     (5,224,388)
                                        ------------   ------------   ------------   ------------    ------------

Balance June 30, 2004                    169,630,679   $     16,963   $ 21,268,574   $(22,545,742)   $ (1,260,200)
                                        ============   ============   ============   ============    ============


See accompanying notes

                                                     4(Con't)




                                                RAVEN MOON ENTERTAINMENT, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the six months and the three months ended June 30, 2004 and 2003
                                                          (unaudited)



                                                                         six months ended             Three months ended
                                                                    --------------------------    --------------------------
                                                                      June 30,       June 30,       June 30,       June 30,
                                                                       2004           2003           2004           2003
                                                                    -----------    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                (5,224,388)   $ 1,084,621     (2,749,612)   $ 1,604,669
    Discontinued operations                                                --       (1,413,952)          --       (1,977,233)
    Adjustments to reconcile net loss to net cash used
        by operating activities:
          Decrease in deposit on inventory                                 --           28,300           --             --
          (Increase) in receivables from related party                     --           (3,603)          --           (3,603)
          Amortization and depreciation                                    --            1,560           --              583
          (Increase) in advance royalty payments to related party          --          (10,000)          --           (4,000)
          (Decrease) increase in accounts payable to third par          (29,500)       (10,500)          --          (67,713)
          Increase in accrued wages and salaries to officers            706,579        224,876        811,237        124,413
          Increase (decrease) in accrued interest to officers
            and reated parties                                            3,000          3,000          1,500          1,200
          (Decrease) increase in unearned sales rights                     --         (543,777)          --           44,500
          Common stock options granted for expenses                     872,494        469,800           --           31,500
          Common stock options granted for expenses to related
            parties                                                     573,008           --             --             --
          Shares issued for expenses                                    464,189           --          457,689           --
          Shares issued for expenses to related parties                 670,802        115,670        670,802         20,773
                                                                    -----------    -----------    -----------    -----------

                 Net cash used by operations                         (1,963,816)       (54,005)      (808,384)      (224,911)


CASH FLOW TO INVESTMENT ACTIVITIES
    Increase in investment in Club House Video, Inc.                       --         (218,000)          --             --


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sales of Class B Memberships                         230,000           --          230,000          4,000
     Payments to Class B Members                                           --          (87,000)          --             --
     Proceeds from private placement                                    440,000           --          440,000           --
     Proceeds from exercise of warrants                                    --             --             --             --
     Proceeds from exercise of options                                1,274,730        309,637           --           67,297
     Advance payments for exercise of options                              --           40,703           --           40,703
     Notes payable - officers                                              --            4,907           --           22,907
                                                                    -----------    -----------    -----------    -----------

                 Net cash provided by financing act                   1,944,730        268,247        670,000        134,907


     Net (decrease) in cash                                             (19,086)        (3,758)      (138,384)       (90,004)

     Cash and cash equivalents at beginning of period                    77,961         12,727        197,259         98,973
                                                                    -----------    -----------    -----------    -----------

     Cash and cash equivalents at end of period                     $    58,875    $     8,969    $    58,875    $     8,969
                                                                    ===========    ===========    ===========    ===========


See accompanying notes



                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


Note 1 -- DESCRIPTION OF THE COMPANY

Raven Moon Entertainment, Inc. and its wholly owned subsidiaries are primarily engaged in the production and development of Family Values television programs and video entertainment products. The market for these products is worldwide, although the company will devote most of its efforts within the continental United States.

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

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statement.

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

Revenue from Clubhouse Videos, Inc., formerly Raven Moon Home Video Products, LLC, a wholly owned subsidiary of the Company which was spun-off into a separate corporation is not consolidated in these financial statements (see note 4), accounted for all the revenue from sales of plush toys and the rights to manufacture, market and sell videos, CDs and DVDs for the six-month period ended June 30, 2003.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

PRODUCTION COSTS -- Production costs includes costs to develop and produce video entertainment products. These costs were paid primarily to companies and individuals hired to perform a specific task. The Company out-sources these activities in order to reduce overhead costs. Production costs are amortized by the ratio of current year's revenue bear to management's estimated ultimate revenue. Because the Company cannot demonstrate through its' experience the ultimate revenue from the video entertainment products, it has elected to expense all production costs.

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


CASH EQUIVALENTS -- The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NET (LOSS) INCOME PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 116,600,245 and 13,759,406 for the six months ended June 30, 2004 and 2003, respectively. The weighted average number of shares outstanding was 143,040,041 and 15,229,443 for the three months ended June 30, 2004 and 2003, respectively.

INCOME TAXES -- The Company has incurred approximately $22,500,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

STOCK SPLITS -- The Company adopted a 50 to 1 reverse stock split on June 30, 2003 for common and preferred stock and the Company adopted a 2 for 1 common stock split for shareholders of record on September 19, 2003. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.

INVESTMENTS IN COMMON STOCK -- The investment in Clubhouse Videos, Inc. is 6% of the outstanding common stock, and because the Company can significantly influence the operating and financial policies of Clubhouse Videos, Inc. the Company accounts for their investment under the equity method.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


Note 4 -- DISCONTINUED OPERATIONS

On January 14, 2003, the Company announced its intention to split into two independent publicly traded companies by spinning off Raven Moon Home Video Products, LLC as a dividend to shareholders. On April 25, 2003 the Company completed the spin-off of Raven Moon Home Video Products, LLC. The spinoff was accomplished by the Company's contribution of Raven Moon Home Video Products, LLC to Clubhouse Video, Inc. All of the common stock was then distributed to the Class B Members of the LLC on a basis of 152,362 per unit of the LLC and the shareholders of the Company received one share of Clubhouse Video, Inc. for every 100 shares of common stock held in the Company. As a result of the spin-off, the Company's June 30, 2003, 2003 financial statements have been prepared with Raven Moon Home Video Products, LLC results of operations and cash flows shown as "discontinued operations". All historical financial statements presented have been restated to conform to this presentation, with the historical assets and liabilities of Raven Moon Home Video Products, LLC presented on the balance sheet as "Net liabilities from discontinued operations". Summarized financial information for discontinued operations at June 30, 2004 and 2003 is as follows:

                                               2004                    2003
                                               ----                    ----

         Net income (loss)                 $        -             $  1,413,952
                                           ============           ============


Note 5 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC.

During the six-month period ended June 30, 2003 the Company purchased 21.8 units of the LLC for $218,000. At June 30, 2003 the Company had purchased a total of
36.8 units of Raven Moon Home Video Products, LLC for $368,000. These purchases were converted into common stock of Clubhouse Video, Inc. as a result of the spin-off of the former wholly owned subsidiary. (See Note 4) Following is a schedule of ownership and related party ownership for the six months ended June 30, 2004 and 2003:

                                                    2004               2003
                                                    ----               ----

Percent of Ownership                                27.5%              27.5%

Proportionate share of Clubhouse
          Videos, Inc.'s loss                     ($17,759)          ($324,416)

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)



Note 5 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC. (continued)

                                                     2004             2003
                                                     ----             ----

Carrying value of Investment
In Clubhouse Videos, Inc.                        $      -         $    39,000

Underlying equity in net assets of
Clubhouse Videos, Inc.                           $      -         $    39,000

At June 30, 2004 the Company has available loss of $65,218, which will be offset against future proportionate earnings of Clubhouse Videos, Inc.

Following is summarized information about Clubhouse Videos, Inc. assets, liabilities and results of operations as of June 30, 2004 and 2003:

                                                     2004             2003
                                                     ----             ----

         Assets                                  $   141,372      $   271,677

         Liabilities                             $   984,503      $   130,912

         Results of operations (loss)            $   (64,579)     $  (634,241)


At June 30, 2004 Clubhouse Videos, Inc. has 115,000 shares of Preferred Stock Series A outstanding. The conversion premium for these share is 125%. Conversion is based upon the amount invested ($115,000) divided by the average close price for the first 29 days of trading, then adjusted by the premium. Conversion is automatic on the thirtieth day of trading. The effect of this conversion cannot be determined at this time.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


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

There are two types of Class B units:

1) The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $40,000 as of June 30, 2004.

2) The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC unit the members who invested cash have received their investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has exchanged 100 units to WEE-OOO, LTD, a related party, for the rights to Gina D, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.5 units to members of the Board of Directors for services provided in the last three years and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man, as of June 30, 2004.

The Class B members have no voting rights. The cash advances from Class B members have been recorded as a liability because all advances must be repaid prior to any distributions to the parent company.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:


                   J. & B. DiFrancesco, Inc.
                   WEE-OOO, LTD.
                   Beyond the Kingdom, Inc.
                   T.V. Toys, Inc.
                   2221 Music
                   Clubhouse Videos, Inc.

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the six months ended June 30, 2004 and 2003:

                                                 2004                  2003
                                                 ----                  ----

                                              $2,509,808            $  942,567
                                              ==========            ==========

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joey DiFrancesco, President and Chief Executive Officer of the Company, $12,000 for the six months ended June 30, 2004 and 2003, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $4,512 for the six months ended June 30, 2004 which is included in the general and administrative expenses.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

During the six months ended June 30, 2004 and 2003 Gina Mouery was granted options for 19,224,133 and 1,800,000 shares of common stock for talent fees, respectively. The fair value of these options at June 30, 2004 and 2003 was $573,008 and $94,500, respectively, and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the six months ended June 30, 2004 and 2003 Gina Mouery exercised 19,224,113 options for $458,070 and 1,519,365 options for shares of common stock for $59,000, respectively.

During the six months ended June 30, 2004 Gina Mouery was granted 20,360,992 shares of common stock valued at $436,000. The $436,000 was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

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

On March 4, 2004 the Board of Directors approved extending the agreement with Joseph and Bernadette DiFrancesco, which expires April 11, 2004, in regards to the rights to the Gina D's Kids Club. The extension as for a ten-year period without restrictions or requirements, except for bankruptcy, insolvency or takeover of the Company by a person or entity not approved by the CEO, under the following terms:

o    Joseph and Bernadette DiFrancesco received 100 units of JB Toys,

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

o Joseph and Bernadette DiFrancesco received 10,000,000 shares of common restricted Raven Moon Entertainment, Inc stock on April 10, 2004, and Joseph and Bernadette DiFrancesco shall receive a fee of $750,000 per year for ten years beginning in January 2004 for a production royalty or 10% of all gross revenues from worldwide licensing and merchandising revenues received by Raven Moon Entertainment, Inc. or JB Toys, LLC, whichever is greater. The shares of stock were valued at $195,000 and charged to intellectual property expense.


On June 1, 2004 the agreement with Joseph and Bernadette DiFrancesco for the rights to Gina D' was amended. If the Company grants a license to any third party for Gina D, the Company will pay Joseph and Bernadette DiFrancesco 50% of that any revenues derived from the license.

On March 4, 2004 the Company, through its subsidiary JB Toys, LLC, granted to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco, a nonrefundable grant of 100 units of Class B memberships for the rights to reproduce characters of Gina D for sale. (See Note 6.)

On August 13, 2003 the Company, through its subsidiary JB Toys, LLC, granted Bernadette DiFrancesco 200 units of Class B memberships for the rights to the "Cuddle Bugs." In addition Bernadette DiFrancesco is to receive 15% of the revenues of JB Toys, LLC for a ten-year period.

On October 10, 2003 the Board of directors granted to WEE-OOO, LTD 400,000 shares of common stock for consulting services rendered. The shares were valued at $31,200 and charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On June 1, 2004 the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $100,000 and 15 units of Class B memberships of JB Toys for the rights to Mr. Bicycle Man. In addition Joseph and Bernadette DiFrancesco are to receive 15% of the revenues of JB Toys, LLC for a ten-year period.

On June 1, 2004 the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $250,000 and 10,000,000 of common restricted stock of Raven Moon Entertainment, Inc. for the rights to "Amazon Challenge" and "The Search for the Amazon Queen." In addition Joseph and Bernadette DiFrancesco are to receive $100,000 per year beginning year two through year 10 plus 25% of gross revenue derived by JB Toys for "Amazon Challenge" and "The Search for the Amazon Queen." Finally, if JB Toys grants a license to any third party for "Gina D's Kids Club" characters, DVD's, Videos and Music CD's, "Cuddle Bug"

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)


products, "Mr. Bicycle Man", or "Amazon Challenge" and "The Search For The Amazon Queen" the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

On August 14, 2002 the Company entered into a Consulting and Marketing Agreement with David Mouery, the son-in-law of Joey DiFrancesco, President and Chief Executive Officer of the Company. The Company issued 600,000 shares of common stock and options for 3,600,000 shares of common stock to David Mouery. The option exercise price of the common stock is a 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise. The stock was valued at $195,000 and the options were valued at $369,000 and charged to consulting expense.

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

During the six months ended June 30, 2004 David Mouery was not granted any options. During the six months ended June 30, 2003 David Mouery was granted options for 5,400,000 shares of common stock for production services. The fair value of these options was $315,000 and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the six months ended June 30, 2004 David Mouery did not exercise any options. During the six months ended June 30, 2003 David Mouery exercised 3,666,666 options for common stock for $170,340.

During the six months ended June 30, 2004 David Mouery was granted 2,039,100 shares of common stock valued at $39,762. The $39,762 was charged to consulting expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

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

During the six-month period ended June 30, 2004 and 2003 loans from officers, directors, senior management and related parties are summarized as follows:

                                                    2004            2003
                                                    ----            ----

              Balance at beginning of year       $     -         $   18,000
              Increase in loans                        -               -
              Payments on loans                        -            (18,000)
                                                 ----------      ----------
              Balance at end of period           $     -         $     -
                                                 ==========      ==========

In February of 2003 $40,000 of Class B Member Investment loan was repaid to WEE-OOO, LTD from gross profits of JB Toys, LLC. In March an additional $51,000 of Class B Member Investment loan was paid to WEE-OOO, LTD from gross profits of JB Toys, LLC.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

On June 1, 2004 the four song writers (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each song writer to receive 2,500,000 shares of common stock by September 1, 2004 and to receive $2,500 per month from September 1, 2004 through October 31, 2005.

Following is a schedule which summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the six months ended June 30, 2004 and 2003:

                                                          2004          2003
                                                          ----          ----
         Beginning balance                             $  251,697    $  186,383
                  Accrued for administrative salary       298,598       248,832
                  Accrued production fee                  920,000          -
                  Payments to Officers                   (512,020)      (23,957)
                                                       ----------    ----------
         Beginning balance                             $  958,275    $  411,259
                                                       ==========    ==========

The balance due to the officers includes 10,000,000 shares of common stock, these shares are part of the payment for the rights to "The Search for the Amazon Queen." These shares have not been issued, but were valued at $195,000 on June 1, 2004, the date of the agreement for the purchase of the rights to "The Search for the Amazon Queen." The $195,000 was charged to "Option rights to intellectual property" expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Through the spinoff of Raven Moon Home Video Products, LLC and the subsequent reclassification of net liabilities to discontinued operations (see Note 4) the Company retired its debt of $1,958,800 to the Raven Moon Home Video Products, LLC Class B Members on December 31, 2002. The retirement of debt was accomplished by exchanging shares of common stock of the Company for the Class B Members debt. (See Note 4). In addition, debt of the Company to Clubhouse Videos, Inc. for $810,018 was retired in exchange for the rights to manufacture, market and sell the first nine video, CD and DVD products produced by the Company. The rights to future products purchased by the Clubhouse Videos, Inc. from the Company will approximate $300,000 per DVD and $100,000 per CD plus 25% of the gross sales of the product.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


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

     c) On May 1, 2004 the Company entered into a three consulting agreements. These agreements required the individuals Marc Jablon, Mike Gibilisco, and Gina Mouery to provide executive assistants advice and marketing, production services and a broad range of talent, marketing, promotion, music and personal appearance services to the Company for ten months. The individuals Marc Jablon and Mike Gibilisco are to be paid $500,000 each Gina Mouery is paid $1,000,000. The payments will be S-8 free trading shares issued in ten equal installments of common Stock @ a 50% discount from the closing bid price for the preceding ten days, commencing on May 1, 2004 and every month thereafter for nine months.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


Note 9 - STOCK OPTION PLAN (continued)


Non-statutory options are granted at prices and terms determined by the board of directors. The following is a summary of options, granted, exercised, cancelled and outstanding:

                                                              Weighted  Average
                                             Shares             Exercise Price

Outstanding at December 31, 2002            4,123,891             $  .0975

         Granted                           31,882,873             $  .1210

         Cancelled                         (2,937,862)            $  .1589

         Exercised                        (31,068,905)            $  .0548
                                          ------------

Outstanding at December 31, 2003            2,000,000             $  .1250


         Granted                           49,704,736             $  .0291

         Cancelled                               -                $  .0000


         Exercised                         49,704,736             $  .0255
                                           ----------

Outstanding at June 30, 2004                2,000,000             $  .1250
                                          ===========

The exercise price and the market value for common stock options granted in 2004 and 2003 is as follows:

    Options granted                Exercise Price             Fair Market Value
    ---------------                --------------             -----------------

        2004
        ----

     7,383,838         1/2 of previous 10 days average price      $  .04
    12,479,799         1/2 of previous 10 days average price      $  .05
    19,893,997         1/2 of previous 10 days average price      $  .06
     8,044,026         1/2 of previous 10 days average price      $  .07

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


Note 9 - STOCK OPTION PLAN (continued)


    Options granted                Exercise Price             Fair Market Value
    ---------------                --------------             -----------------

        2004
        ----

     1,903,076         1/2 of previous 10 days average price      $  .08

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


The weighted average fair value of options granted during 2004 and 2003 is $.0291 and $.1210, respectively. The weighted average remaining life of options granted is 8.42 and 9.42 years at June 30, 2004 and 2003, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


Note 9 - STOCK OPTION PLAN (continued)


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

September 17, 2003                  10,000,000 Shares of common stock
November 28, 2003                   10,000,000 Shares of common stock
January 6, 2004                     10,000,000 Shares of common stock
January 16, 2004                    10,000,000 Shares of common stock
February 5, 2004                    10,000,000 Shares of common stock
February 26, 2004                   10,000,000 Shares of common stock
April 22, 2004                      20,000,000 Shares of common stock

On March 4, 2004 the Board of Directors authorized the issuance of 80,000,000 shares of common stock to the "Option Compensation Program" to compensate consultants to the Company. These shares shall have a fixed exercise discount rate of 50% of the average ten day closing bid price.


NOTE 10 - COMMON STOCK WARRANTS

                                                               Weighted Average
                                              Shares            Exercise Price
                                              ------            --------------

Outstanding at December 31, 2002              590,442               $1.2600

         Warrants expired                    (540,442)              $1.1550
                                             ---------

Outstanding at June 30, 2004
And December 31, 2003, respectively            50,000               $ .1500
                                               ======

The weighted-average remaining life of warrants granted were .25 and 1.25 years at June 30, 2004 and 2003, respectively.

The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


NOTE 11 - PRIVATE PLACEMENT OFFERRING

The Company has plans to raise $5,000,000 in a private placement offering. The proceeds of the private placement will be for working capital purposes. The Company is offering units that consist of one share convertible Series B Preferred Stock and a warrant to purchase one hundred shares of common stock at a price of $10.00 per unit. The minimum purchase is $10,000. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the dated of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant will permit the holder to purchase 100 shares at $.10 per share. There is no expiration date on the Warrants. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing price exceeds $.20 per share for at least thirty days ending on the third day prior to the mailing of the notice. Subsequent to June 30, 2004 the Company has sold an additional $355,000 in the private placement offerings, for a total of $795,000.

Note 12 - SUBSEQUENT EVENTS

At the August 12, 2004 Board of Directors meeting the Board approved the following:

a) A new consultant compensation plan for 90,000,000 shares of S-8 common stock for key consultants currently under contract and new consultants that may be hired in the future.

b) Granted Joseph and Bernadette DiFrancesco, the officers of the Company, 10,000,000 shares of common restricted non-diluting stock which should be calculated at approximately five (5%) of the number of outstanding shares at the time of delivery on September 1, 2004 and then each year on the first day of September for the next two years and any extension of their agreement.

c) Granted 6,000,000 shares of stock of non-diluting stock (approximately one (1%) percent of the outstanding shares at the time of delivery to three board members for one-year of service.

d) Extend the Company's Private Placement Plan until January 30, 2005 and attempt to raise $5,000,000 for production of up to 39 episodes of "Gina D's Kids Club."

e) Increased the authorized shares to 600,000,000 common shares, pending shareholder approval.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003
                                   (unaudited)


Note 12 - SUBSEQUENT EVENTS (continued)

f) To relinquish any influence Raven Moon Entertainment, Inc. may have over Clubhouse Videos, Inc., Raven Moon Entertainment, Inc. shall pay a dividend of Clubhouse Videos, Inc. shares (approximately 6% of the outstanding shares) currently being held by Raven Moon Entertainment, Inc. to Raven Moon Entertainment, Inc. sharesholders of record as of September 15, 2004, once Clubhouse Videos, Inc. begins trading.

The Board of Directors of Raven Animation, Inc. met on July 27, 2004 and approved the following:

a)   Raven Animation, Inc. should authorize 600,000,000 shares of common stock.

b) For every 10 shares of Raven Moon Entertainment, Inc. the shareholder of record owns on September 15, 2004 shall receive one share of Raven Animation, Inc.

c) The officers and directors shall receive a one time grant of 90,000,000 shares of common stock of Raven Animation, Inc.

d) A pool of 60,000,000 shares of stock will be set aside for key animators and writers. These shares will be issued at the discretion of the CEO.

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

Overview

     In the past year, Raven Moon Entertainment has produced 13 half-hour television program episodes of "Gina D's Kids Club" and a television special called "Gina D's Cuddle Bug Christmas" in which 10 DVD, Video, Music CD and toy products have been manufactured; "Gina D's Kids Club" Volume 1, ("Join The Club"), "Gina D's Kids Club" Volume 2, ("Good News"), "Gina D's Kids Club" Volume 3, ("Smile-A-bility"), the "Gina D's Kids Club" Three Episode DVD, the "Gina D's Kids Club" Music CD Volume 1, the "Gina D's Kids Club" Music CD Volume 2, the "Young America" Limited Edition CD single, the "Sing A Long With Gina" VHS, the "Sing A Long With Gina" DVD, and the "Cuddle Bug" plush toy. In addition it has begun developing a "Mr. Bicycle Man" television series and feature film with former Disney animators, completed a "Mr. Bicycle Man" Pubic Service Announcement, produced a trailer for the "BoBo Blocks" television series, and a trailer of the "Amazon Challenge - Search For The Amazon Queen" television series and has started pre-production for 4 new episodes of Gina D's Kids Club" and a "Gina D's Kids Club Special called "Journey To The Land Of Dinosaurs". The company has also signed former CBS "Survivor All Star" Rob C. and has been negotiating a talent contract with former CBS "Survivor All Star" Rupert Boneham.

     Raven Moon has also established certain relationships with distributors which have already generated orders from Christian bookstores throughout the country and most major online retailers including Wal-Mart, Target, Books A Million, Borders, Toys R Us, Babies R US, and Amazon. The company has reduced its debt, however, the company will not be able to generate significant revenues until the television programs air on television, are accepted by the viewers and attract licensing offers from major distributors, manufacturers and retailers.

     The company has completed a total of 13 episodes of the "Gina D's Kids Club" series which begin to air on television once a week in September 2004, through the efforts of our syndicator Role Entertainment. In order to maximize our airtime exposure to five days like programs such as "Sesame Street", "Arthur" and "Barney" the company will have to produce an additional 26 half-hour episodes at an approximate cost of $5,200,000. As part of our business plan, the completion of a total of 39 episodes so the programs can air five days a week could create multiple revenue streams which includes worldwide licensing and merchandising opportunities for the videos, CD's, and toys that have been inspired by the show if the programs are well received by the viewers, the licensees and the retailers. Parents told us that they wanted better programming for their children, and we are committed to our goal of providing the very best in family values children's entertainment.

                              Results of Operations

Revenues - The Company's consolidated revenues for the six months ended June 30, 2004 (2004 Quarters) decreased to $1,609 from $1,014,331 for the six months ended June 30, 2003 (2003 Quarters). The decrease in revenue is due to lower revenues from sale of toys and intellectual property.

Expenses - Increased to $5,195,662 for the 2004 Quarters as compared to $1,213,286 for the 2003 Quarters. This increase is primary due to increase in production costs and consulting fees.

 Net Loss - Increased to $5,224,388 or $0.0448 per share for the 2004 Quarters as compared to a net income of $1,084,621 or $0.0788 per share during the 2003 Quarters. The net loss can be attributable to the decrease in sales and increased expenses.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits and Index of Exhibits

         31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

         No reports were filed on Form 8-K for the period ended June 30, 2004.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON INTERNATIONAL, INC.
(Registrant)


By:  /s/  Joseph DiFrancesco                             Date:  August 19, 2004
   ----------------------------------------
          Joseph DiFrancesco, President