Form 10QSB
period 2004-09-30
RAVEN MOON ENTERTAINMENT  INC
filed 2004-11-15
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-QSB

   [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                     For the period ended September 30, 2004

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

Common Stock, par value $.0001                                None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | _ |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

     The number of shares outstanding of the Registrant's Common Stock as of September 30, 2004 was 263,448,275 Transitional Small Business Disclosure
Format: Yes | __ | No | X |

                                TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION                                              Page

Item 1   Financial Statements.............................................   3


Item 2   Management Discussion and Analysis of Financial Condition and
Results of Operations.....................................................   25

Item 4   Controls and Procedures .........................................   26

Part II    OTHER INFORMATION

Item 1   Legal Proceedings................................................   27

Item 6   Exhibits and Reports on Form 8-K.................................   27

SIGNATURE.................................................................   28

CERTIFICATIONS



                                     Part I.

Item 1.  Financial Statements



                            RAVEN MOON ENTERTAINMENT, INC.
                              Consolidated Balance Sheet
                                  September 30, 2004
                                      (unaudited)



                                        ASSETS


Cash and cash equivalents                                                 $     66,891
Other receivable                                                                23,200

                                                                          $     90,091
                                                                          ============


                    LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY


Accrued salaries and wages payable to officers                            $    757,884
Accrued interest payable to officers and related parties                        28,500
Due to Beyond the Kingdom                                                      400,000
Notes payable to third parties                                                  60,000
Loans from shareholders                                                         62,000
Advance from Class B Members of LLC                                            235,000
                                                                          ------------

                 Total liabilities                                           1,543,384


COMMITMENTS AND CONTINGENCIES (see note 8)

DEFICIT IN STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value, authorized 16,000,000 shares;
        issued and outstanding 9,734                                                 1
     Convertible series B preferred stock, $.0001 par value, authorized
        2,000,000 shares; issued and outstanding   815,000                           8
     Common stock, $.0001 par value, authorized 600,000,000 shares;
        issued and outstanding 263,448,275
     Additional paid-in capital                                             22,975,367
     Accumulated deficit                                                   (24,455,014)
                                                                          ------------

                 Total deficit in stockholders' equity                      (1,453,293)
                                                                          ------------

                                                                          $     90,091
                                                                          ============


See accompanying notes






                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the nine months and three months ended September 30, 2004 and 2003
                                   (unaudited)



                                                                   Nine months ended            Three months ended
                                                             --------------------------    --------------------------
                                                            September 30,  September 30,  September 30,  September 30,
                                                                2004           2003           2004           2003
                                                             -----------    -----------    -----------    -----------
REVENUES:
          Sales of plush toys                                $     1,684    $   204,275    $        75    $      --
          Sale of rights to related party to manufacture,
               market and sell video, CD, and DVD products          --          810,056           --             --
                                                             -----------    -----------    -----------    -----------
                                                                   1,684      1,014,331             75           --

COST OF GOODS SOLD                                                   421        130,376             19           --
                                                             -----------    -----------    -----------    -----------
GROSS PROFIT                                                       1,263        883,955             56           --

EXPENSES:
          Consulting fees                                      1,511,230      1,700,576        609,838      1,218,996
          Production expense                                   3,890,420        478,885      1,032,207        132,891
          Option Rights to Gina D                                840,000           --             --             --
          Interest                                                 4,500          5,188          1,500          1,584
          General and administrative expense                     858,840        671,095        265,783        289,017
                                                             -----------    -----------    -----------    -----------
          Total costs and expenses                             7,104,990      2,855,744      1,909,328      1,642,488
                                                             -----------    -----------    -----------    -----------

Net loss before proportionate share of Clubhouse
Videos, Inc. 's loss and discontinued operations              (7,103,727)    (1,971,789)    (1,909,272)    (1,642,488)

Proportionate share of Clubhouse Videos, Inc.'s loss             (29,933)          --             --             --
                                                             -----------    -----------    -----------    -----------
Net loss before discontinued operations                       (7,133,660)    (1,971,789)    (1,909,272)    (1,642,488)

Discontinued operations                                             --        1,413,952           --             --
                                                             -----------    -----------    -----------    -----------
Net loss                                                     $(7,133,660)   $  (557,837)   $(1,909,272)   $(1,642,488)
                                                             ===========    ===========    ===========    ===========

Net loss per share before proportionate share of Clubhouse
Videos, Inc. 's loss and discontinued operations             $   (0.0485)   $   (0.0662)   $   (0.0093)   $   (0.0494)
                                                             ===========    ===========    ===========    ===========

Proportionate share of Clubhouse Videos, Inc.'s loss
per share                                                    $   (0.0002)   $      --      $      --      $      --
                                                             ===========    ===========    ===========    ===========
Discontinued operations per share                            $      --      $    0.0475    $      --      $      --
                                                             ===========    ===========    ===========    ===========
Net loss per share                                           $   (0.0487)   $   (0.0187)   $   (0.0093)   $   (0.0494)
                                                             ===========    ===========    ===========    ===========


See accompanying notes

                                                           4



                                        RAVEN MOON ENTERTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                             For the nine months ended September 30, 2003 and 2002
                                                  (unaudited)



                                                                                        Preferred Stock
                                                                                    ---------------------------
                                                           Preferred Stock                  Series B
                                                    ----------------------------    ---------------------------
                                                       Shares          Amount         Shares         Amount
                                                    ------------    ------------    ------------   ------------
Balance December 31, 2002                                120,495    $         12            --     $       --

    Common stock options granted for expenses               --              --              --             --
    Common stock options granted to related party           --              --              --             --
    Shares issued to related parties for expenses           --              --              --             --
    Shares issued for expenses                              --              --              --             --
    Exercise of options                                     --              --              --             --
    Exercise of options related party                       --              --              --             --
    Shares retired                                          --              --              --             --
    Net loss for the period                                 --              --              --             --
                                                    ------------    ------------    ------------   ------------
Balance September 30, 2003                               120,495    $         12            --     $       --
                                                    ============    ============    ============   ============

Balance December 31, 2003                                119,695    $         12            --     $       --

    Preferred stock retired                             (109,961)            (11)           --             --
    Private placement                                       --              --           815,000              8
    Common stock options granted for expenses               --              --              --             --
    Common stock options granted to related party           --              --              --             --
    Shares issued for accounts payable                      --              --              --             --
    Shares issued for expenses                              --              --              --             --
    Shares issued for expenses to related parties           --              --              --             --
    Exercise of options                                     --              --              --             --
    Exercise of options by related party                    --              --              --             --
    Net loss for the period                                 --              --              --             --
                                                    ------------    ------------    ------------   ------------
Balance June 30, 2004                                      9,734    $          1         815,000   $          8
                                                    ============    ============    ============   ============

                                                         5



                                                 RAVEN MOON ENTERTAINMENT, INC.
                               CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                                       For the nine months ended September 30, 2003 and 2002
                                                    (unaudited)(Continued)



                                                           Common Stock              Additional
                                                    ----------------------------      paid-in       Accumulated
                                                       Shares          Amount         capital         deficit         Total
                                                    ------------    ------------    ------------   ------------    ------------
Balance December 31, 2002                             21,189,278    $      2,119    $ 12,115,256   $(14,417,864)   $ (2,300,477)

    Common stock options granted for expenses               --              --           538,070           --           538,070
    Common stock options granted to related party           --              --            89,888           --            89,888
    Shares issued to related parties for expenses      4,938,623             494         812,558           --           813,052
    Shares issued for expenses                         3,839,928             384         506,291           --           506,675
    Exercise of options                                8,786,847             879         556,371           --           557,250
    Exercise of options related party                  5,686,032             569         285,642           --           286,211
    Shares retired                                      (225,200)            (23)             23           --              --
    Net loss for the period                                 --              --              --        1,014,331       1,014,331
                                                    ------------    ------------    ------------   ------------    ------------
Balance September 30, 2003                            44,215,508    $      4,422    $ 14,904,099   $(13,403,533)   $  1,505,000
                                                    ============    ============    ============   ============    ============

Balance December 31, 2003                             62,287,523    $      6,229    $ 16,901,874   $(17,321,354)   $   (413,239)

    Preferred stock retired                                 --              --                11           --              --
    Private placement                                       --              --           817,992           --           815,000
    Common stock options granted for expenses               --              --           872,494           --           872,494
    Common stock options granted to related party           --              --           573,008           --           573,008
    Shares issued for accounts payable                 1,816,138             182          82,022           --            82,204
    Shares issued for expenses                        64,620,738           6,462       1,021,583           --         1,028,045
    Shares issued for expenses to related parties     85,019,140           8,502       1,439,623           --         1,448,125
    Exercise of options                               30,480,603           3,048         813,612           --           816,660
    Exercise of options by related party              19,224,133           1,922         456,148           --           458,070
    Net loss for the period                                 --              --              --       (7,133,660)     (7,133,660)
                                                    ------------    ------------    ------------   ------------    ------------
Balance June 30, 2004                                263,448,275    $     26,345    $ 22,975,367   $(24,455,014)   $ (1,453,293)
                                                    ============    ============    ============   ============    ============

                                                            5(Con't)




                                                 RAVEN MOON ENTERTAINMENT, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the nine months and the three months ended September 30, 2004 and 2003
                                                           (unaudited)



                                                                           Nine months ended            Three months ended
                                                                      --------------------------    --------------------------
                                                                     September 30,  September 30,  September 30,  September 30,
                                                                         2004            2003            2004           2003
                                                                      -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                          $(7,133,660)   $  (557,837)   $(1,909,272)   $(1,642,458)
    Discontinued operations                                                  --       (1,413,952)          --             --
    Adjustments to reconcile net loss to net cash used
         by operating activities:
            Decrease in deposit on inventory                                 --           28,300           --             --
            (Increase) in options receivables                                --         (368,121)          --         (368,121)
            (Increase) in receivables from related party                     --          (46,586)          --          (42,983)
            (Increase) in production advance                                 --          (31,000)          --          (31,000)
            Amortization and depreciation                                    --            1,560           --             --
            (Increase) in advance royalty payments to related party          --          (18,000)          --           (8,000)
             Increase (decrease) in accounts payable to third party       (29,500)        39,500           --           50,000
             Increase in accrued wages and salaries to officers           506,188        349,293       (200,391)       124,417
             Increase (decrease) in accrued interest to officers
                and related parties                                         4,500          4,499          1,500          1,499
             Increase is due to Beyond the Kingdom                        400,000           --          400,000           --
             (Decrease) increase in unearned sales rights                    --         (449,777)          --           94,000
             Common stock options granted for expenses                    872,494        538,070           --          158,158
             Common stock options granted for expenses to
                relatted parties                                          573,008         89,888           --             --
             Shares issued for expenses                                 1,028,045        506,675        563,856        445,900
             Shares issued for expenses to related parties              1,448,125        813,052        777,323        758,157
                                                                      -----------    -----------    -----------    -----------

                     Net cash (used) provided by operators             (2,330,800)      (514,436)      (366,989)      (460,431)

CASH FLOW TO INVESTMENT ACTIVITIES
    Increase in investment in Club House Video, Inc.                         --         (218,000)          --             --

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments to Class B Members                                           230,000        (87,000)          --             --
    Proceeds from sale of Series B Preferred Stock                        815,000           --          375,000           --
    Proceeds from exercise of options                                   1,274,730        843,461           --          533,824
    Advance payments for exercise of options                                 --           30,000           --          (10,703)
    Notes payable - officers                                                 --          (58,477)          --          (63,384)
                                                                      -----------    -----------    -----------    -----------
                     Net cash provided (used) by financing
                       activities                                       2,319,730        727,984        375,000        459,737

    Net (decrease) increase in cash                                       (11,070)        (4,452)         8,016           (694)

    Cash at beginning of period                                            77,961         12,727         58,875          8,969

    Cash at end of period                                             $    66,891    $     8,275    $    66,891    $     8,275
                                                                      ===========    ===========    ===========    ===========

                                                               6

See accompanying notes


                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 1 -- DESCRIPTION OF THE COMPANY

Raven Moon Entertainment, Inc. and its wholly owned subsidiaries are primarily engaged in the production and development of Family Values television programs that convey good morals and positive attitudes to children. The market for these products is worldwide, although the company will devote most of its efforts within the continental United States.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiaries JB Toys, LLC and Raven Animation, Inc. (the Company). JB Toys, LLC will cease to exist on December 5, 2012. At the July 27, 2004 meeting of the Board of Directors of Raven Animation, Inc. the Board approved authorizing 600,000,000 shares of common stock. Inter-company transactions and balances have been eliminated in consolidation.

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

Revenue from Clubhouse Videos, Inc., formerly Raven Moon Home Video Products, LLC, a wholly owned subsidiary of the Company not consolidated in these financial statements (see note 4), accounted for all the revenue from sales of plush toys and the rights to manufacture, market and sell videos, CDs and DVDs for the nine-month period ended September 30, 2003.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NET (LOSS) INCOME PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 146,390,705 and 29,792,943 for the nine months ended September 30, 2004 and 2003, respectively. The weighted average number of shares outstanding was 205,000,197 and 33,236,313 for the three months ended September 30, 2004 and 2003, respectively.

INCOME TAXES -- The Company has incurred approximately $24,500,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

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

NEW ACCOUNTING PRONOUNCEMENTS

In October 2004, the EITF reached final consensuses on Issue 04-8 "Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share" ("EITF No. 04-8"). EITF No. 04-8 requires the dilutive effect of contingently convertible debt investments ("Co-Cos") to be included in diluted earnings per share computations regardless of whether the market price trigger (or other contingent feature) has been met. The scope of EITF No. 04-8 includes all securities issued with embedded contingently convertible features that are based on a market price contingency involving an

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

entity's own stock. EITF No. 04-8 is effective for fiscal periods ending after December 15, 2004, and prior period earnings per share amounts presented for comparative purposes should be restated to conform to the consensus guidance. Because the Company's Notes are not contingently convertible, this pronouncement does not impact the Company's earnings per share calculation. Therefore, the Company does not expect the adoption of ETIF No. 04-8 to impact the financial condition, results of operations, or earnings per share calculation.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 4 -- DISCONTINUED OPERATIONS

On January 14, 2003, the Company announced its intention to split into two independent publicly traded companies by spinning off Raven Moon Home Video Products, LLC as a dividend to shareholders. On April 25, 2003 the Company completed the spin-off of Raven Moon Home Video Products, LLC. The spinoff was accomplished by the Company's contribution of Raven Moon Home Video Products, LLC to Clubhouse Video, Inc. All of the common stock was then distributed to the Class B Members of the LLC on a basis of 152,362 per unit of the LLC and the shareholders of the Company received one share of Clubhouse Video, Inc. for every 100 shares of common stock held in the Company. As a result of the spin-off, the Company's September 30, 2003, financial statements have been prepared with Raven Moon Home Video Products, LLC results of operations and cash flows shown as "discontinued operations". All historical financial statements presented have been restated to conform to this presentation, with the historical assets and liabilities of Raven Moon Home Video Products, LLC presented on the balance sheet as "Net liabilities from discontinued operations". Summarized financial information for discontinued operations at September 30, 2004 and 2003 is as follows:

                                 2004               2003
                                 ----               ----

         Net income          $       -          $  1,413,952
                             ============       ============


Note 5 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC.

During the nine-month period ended September 30, 2003 the Company purchased 21.8 units of the LLC for $218,000. At September 30, 2003 the Company had purchased a total of 36.8 units of Raven Moon Home Video Products, LLC for $368,000. These purchases were converted into common stock of Clubhouse Video, Inc. as a result of the spin-off of the former wholly owned subsidiary. (See Note 4) Following is a schedule of ownership and related party ownership for the nine months ended September 30, 2004 and 2003:

                                              2004                 2003
                                              ----                 ----

Percent of Ownership                          27.5%                27.5%

Proportionate share of Clubhouse
          Videos, Inc.'s loss                ($20,000)           ($411,000)

Carrying value of Investment
In Clubhouse Videos, Inc.                 $      -             $      -

Underlying equity in net assets of
Clubhouse Videos, Inc.                    $      -             $      -

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 5 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC. (continued)

At September 30, 2004 the Company has available loss of $67,500 which will be offset against future proportionate earnings of Clubhouse Videos, Inc.

Following is summarized information about Clubhouse Videos, Inc. assets, liabilities and results of operations as of September 30, 2004 and 2003:

                                                2004                2003
                                                ----                ----

         Assets                             $   133,000          $   255,000

         Liabilities                        $   984,500          $   923,000

         Results of operations (loss)       $  (851,500)         $(1,497,652)


At September 30, 2004 Clubhouse Videos, Inc. has 115,000 shares of Preferred Stock Series A outstanding. The conversion premium for these share is 125%. Conversion is based upon the amount invested ($115,000) divided by the average close price for the first 29 days of trading, then adjusted by the premium. Conversion is automatic on the thirtieth day of trading. The effect of this conversion cannot be determined at this time.

On November 5, 2004 the Board of Directors of the Company authorized an offer to purchase Clubhouse Videos, Inc. for up to $2,000,000 of common and preferred shares. The original investors in Raven Moon Home Video Products, LLC will receive Preferred Shares carrying the same terms of the current Private Placement (see Note 11), and based upon the original dollar value invested into Raven Moon Home Video Products, LLC or directly into Clubhouse Videos, Inc. The Clubhouse shareholders that received shares through the dividend distribution will receive one (1) share of Raven Moon common stock for every one (1) share of Clubhouse Videos, Inc. Individuals who are owed compensation or repayment of loans by Clubhouse shall receive Preferred Shares carrying the same terms of the current Private Placement (see Note 11).

Note 6 -- DEBT

Debt for the company consists of the following:

Notes payable to third parties bear interest at 10% annually. These are demand notes, and are unsecured.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 6 -- DEBT (continued)

Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock in 2000 and are also entitled to gross revenue royalty fees of the gross revenue of the Company for ten years. The royalties range from .0125% to .5% of gross revenues. No royalties were earned in 2004 and 2003.

There are two types of Class B units:

1) The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $40,000 as of September 30, 2004.

2) The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received their investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has exchanged 100 units to WEE-OOO, LTD, a related party, for the rights to Gina D, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.5 units to members of the Board of Directors for services provided in the last three years and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man, as of September 30, 2004.

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

Note 7 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:

                           J. & B. DiFrancesco, Inc.
                           WEE-OOO, LTD.
                           Beyond the Kingdom, Inc.
                           T.V. Toys, Inc.
                           2221 Music
                           Clubhouse Videos, Inc.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the nine months ended September 30, 2004 and 2003:

                                   2004                          2003
                                   ----                          ----

                                 $4,294,000                   $2,687,000
                                 ==========                   ==========

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joey DiFrancesco, President and Chief Executive Officer of the Company, $18,000 for the nine months ended September 30, 2004 and 2003, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $6,800 for the nine months ended September 30, 2004 which is included in the general and administrative expenses.

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

During the nine months ended September 30, 2004 and 2003 Gina Mouery was granted options for 19,224,133 and 1,800,000 shares of common stock for talent fees, respectively. The fair value of these options at September 30, 2004 and 2003 was $573,008 and $94,500, respectively, and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. On September 16, 2003 the agreement with Gina Mouery was amended, all options and warrants outstanding were replaced with 1,125,000 shares of common stock valued at $404,000 and included in production expense. In addition, Gina Mouery was granted 250,000 options for common stock valued at $73,600 and charged to production expense. The options replaced by Gina Mouery were valued at $210,600, this amount reduced the current charges to production expense.

During the nine months ended September 30, 2004 and 2003 Gina Mouery exercised 19,224,113 options for $458,070 and 1,519,365 options for shares of common stock for $59,000, respectively.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

During the nine months ended September 30, 2004 Gina Mouery was granted 45,360,992 shares of common stock valued at $789,000. The $789,000 was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

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

On March 4, 2004 the Board of Directors approved extending the agreement with Joseph and Bernadette DiFrancesco, which expires April 11, 2004, in regards to the rights to the Gina D's Kids Club. The extension is for a ten-year period without restrictions or requirements, except for bankruptcy, insolvency or takeover of the Company by a person or entity not approved by the CEO, under the following terms:

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

On June 1, 2004 the agreement with Joseph and Bernadette DiFrancesco for the rights to Gina D' was amended. If the Company grants a license to any third party for Gina D, the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


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

On June 1, 2004 the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $250,000 and 10,000,000 of common restricted stock of Raven Moon Entertainment, Inc. for the rights to "The Search for the Amazon Queen." In addition Joseph and Bernadette DiFrancesco are to receive $100,000 per year beginning year two through year 10 plus 25% of gross revenue derived by JB Toys for "The Search for the Amazon Queen." Finally, if JB Toys grants a license to any third party for Mr. Bicycle Man, the Company will pay Joseph and Bernadette DiFrancesco 50% of that any revenues derived from the license.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

During the nine months ended September 30, 2004 David Mouery was not granted any options. During the nine months ended September 30, 2003 David Mouery was granted options for 5,400,000 shares of common stock for production services. The fair value of these options was $315,000 and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. On September 16, 2003 the agreement with David Mouery was amended, all options and warrants outstanding were replaced with a grant of 250,000 options for common stock, valued at $73,600 and charged to consulting expense. The options replaced by David Mouery were valued at $255,180, this amount reduced the charges to production expense.

During the nine months ended September 30, 2004 David Mouery did not exercise any options. During the nine months ended September 30, 2003 David Mouery exercised 1,833,333 options for common stock for $170,000.

During the nine months ended September 30, 2004 David Mouery was granted 4,658,148 shares of common stock valued at $73,810. The $73,810 was charged to consulting expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

During the nine-month period ended September 30, 2004 and 2003 loans from officers, directors, senior management and related parties are summarized as follows:

                                                     2004             2003
                                                     ----             ----

              Balance at beginning of year      $          -      $      18,000
              Increase in loans                            -               -
              Payments on loans                            -            (18,000)
                                                --------------    -------------
              Balance at end of period          $          -      $         -
                                                ==============    =============

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

At the August 12, 2004 Board of Directors meeting the Board granted Joseph and Bernadette DiFrancesco, the officers of the Company, 10,000,000 shares of common restricted non-diluting stock to be delivered on September 1, 2004 and then each year on the first day of September for the next two years and extended of their agreement. Also, the remaining three directors were granted 6,000,000 shares of stock for one-year of service.

Following is a schedule which summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the nine months ended September 30, 2004 and 2003:

                                                    2004              2003
                                                    ----              ----
     Beginning balance                           $   251,697       $   186,383
          Accrued for administrative salary          447,897           248,832
          Accrued production fee                   1,107,500              -
          Payments to Officers                    (1,049,210)          (23,957)
                                                 -----------       -----------
     Beginning balance                           $   757,884       $   411,258
                                                 ===========       ===========


Through the spinoff of Raven Moon Home Video Products, LLC and the subsequent reclassification of net liabilities to discontinued operations (see Note 4) the Company retired its debt of $1,958,800 to the Raven Moon Home Video Products, LLC Class B Members on December 31, 2002. The retirement of debt was accomplished by exchanging shares of common stock of the Company for the

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

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

The Board of Directors of Raven Animation, Inc. met on July 27, 2004 and granted the officers and directors 90,000,000 shares of common stock of Raven Animation, Inc.

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

          At the October 19, 2004 Board of Directors meeting the Board approved extending Joseph and Bernadette DiFrancesco's contract an additional seven years after the current contract expires in exchange for a signing bonus of non-diluting preferred shares which can be purchased at par value. If these share were converted to common stock and sold they would have a market value of $3,200,000. The preferred shares shall be convertible to common stock at a 20% discount to market based upon the previous 10 day average and will carry non-diluting rights equivalent to 40% of the common shares issued and outstanding as long as the shares are held by Joseph and Bernadette DiFrancesco or their assigns.

          b) The Company has entered into various month to month verbal agreements with unrelated third parties to provide production, marketing and administrative services. Payments are made based on invoices rendered for specific services provided.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 8 - COMMITMENTS AND CONTINGENCIES (continued)

          c) On May 1, 2004 the Company entered into a two consulting agreements. These agreements required the individuals to provide executive assistants advice and production services to the Company for ten months. The individuals are to be paid $500,000 each. The payments will be S-8 free trading shares issued in ten equal installments of common Stock @ a 50% discount from the closing bid price for the preceding ten days, commencing on May 1, 2004 and every month thereafter for nine months. On October 4, 2004 the Board of Directors amended these agreements increasing the compensation for November, December 2004 and January 2005 to $100,000 per month for each consulting agreement.

          d) At the august 12, 2004 Board of directors meeting the Board approved a new consultant compensation plan for 90,000,000 shares of S-8 common stock for key consultants currently under contract and new consultants that may be hired in the future.

          e) At the July 27, 2004 Board of Directors of Raven Animation, Inc. meeting the Board approved setting up a pool of 60,000,000 shares of stock will be set aside for key animators and writers. These shares will be issued at the discretion of the CEO.

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
                                            ------------

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 9 - STOCK OPTION PLAN (continued)

Outstanding at December 31, 2003             2,000,000         $    .1250

         Granted                            49,704,736         $    .0291

         Cancelled                                -            $    .0000

         Exercised                          49,704,736         $    .0255
                                            ----------

Outstanding at September 30, 2004            2,000,000         $    .1250
                                            ==========

The exercise price and the market value for common stock options granted in 2004 and 2003 is as follows:

Options granted                Exercise Price                 Fair Market Value
---------------                --------------                 -----------------

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 9 - STOCK OPTION PLAN (continued)

The weighted average fair value of options granted during 2004 and 2003 is $.0291 and $.1210, respectively. The weighted average remaining life of options granted is 8.17 and 9.17 years at September 30, 2004 and 2003, respectively.

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

NOTE 10 - COMMON STOCK WARRANTS

                                                                Weighted Average
                                              Shares            Exercise Price
                                              ------            --------------

Outstanding at December 31, 2002              590,442               $1.2600

         Warrants expired                    (590,442)              $1.1550
                                            ---------

Outstanding at June 30, 2004
And December 31, 2003, respectively              -                  $    -
                                            =========

The weighted-average remaining life of warrants granted was 1.00 year at September 30, 2003.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


NOTE 10 - COMMON STOCK WARRANTS (continued)

The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.

NOTE 11 - PRIVATE PLACEMENT OFFERRING

The Company has plans to raise $5,000,000 in a private placement offering. The private placement offering will expire January 30, 2005. The proceeds of the private placement will be for working capital purposes. The Company is offering units that consist of one share convertible Series B Preferred Stock and a warrant to purchase one hundred shares of common stock at a price of $10.00 per unit. The minimum purchase is $10,000. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the dated of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant will permit the holder to purchase 100 shares at $.10 per share. The warrant expires May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing price exceeds $.20 per share for at least thirty days ending on the third day prior to the mailing of the notice. Subsequent to September 30, 2004 the Company has sold 160,000 in the private placement offerings, for a total of $975,000.

Note 12 - SUBSEQUENT EVENTS

At the October 19, 2004 Board of Directors meeting the Board approved the following:

a) Amending the Articles of Incorporation to give full voting rights to all preferred shareholders.

b) To allow Dr. Janice Battenberg, a member of the Board of Directors, to purchase $20,000 of restricted preferred stock at par value. The preferred shares shall be convertible to common stock at a 20% discount to market based upon the previous 10 day average and will carry voting rights equivalent to .005% of the common shares issued and outstanding.

c) Future shares of non-diluting preferred stock can be purchased by Board members at par value as compensation and may be convertible to common shares at a 20% discount to market based upon the previous 10 day average and will carry voting rights provided the shares are owned by Board members.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2004 and 2003
                                   (unaudited)


Note 12 - SUBSEQUENT EVENTS (continued)

d) Any current director serving on the Board shall retroactively have his or her shares be non-dilutable as of May 1, 2003 and that after establishing the percentage of ownership at that time, additional preferred shares may be purchased at par value to have that director maintain their ownership percentage.

At the Board of Directors meeting on November 5, 2004 the Board approved and instructed that appropriate filings be made to allow the Company to buy back a portion of its shares of common stock in exchange for Convertible Preferred Class C shares. The buy back program shall not exceed $1,000,000 and will be offered to all shareholders.

The following is a schedule of stock issued to related parties after September 30, 2004:

      Date                Related Party                         Shares
      ----                -------------                         ------

October 14, 2004           WEE-OOO, LTD.                       33,174,000
October 18, 2004           Gina Mouery                          6,000,000
October 25, 2004           Gina Mouery                          5,000,000
November 8, 2004           Gina Mouery                          4,490,900

On November 19, 2004, $400,000 of private placement units were refunded to Beyond the Kingdom and all preferred stock certificates and common stock warrants were returned to the Company.

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

Overview

    Raven Moon Entertainment is well on its way to 39 episodes of "Gina D's Kids Club". By December 31, the company will have paid for, and produced 18 episodes of the half hour program. The production of "Gina D's Kids Club" has resulted in 18 DVD titles, a music library of over 100 original songs, and a cast of characters which are suitable for licensing and merchandising opportunities. Raven Moon's future revenue stream is dependant on its nationwide syndication of "Gina D's Kids Club" and its ability to continue to finance the production of the remaining 21 episodes of "Gina D's Kids Club". Once the company has the program in a position where it's airing 5 days a week on a station which is considered a destination for kids, management believes there are numerous opportunities in a billion dollar licensing and merchandising market for pre school kids. Raven Moon management has already explored these opportunities and has met with prominent industry leaders who have recommended the company adapt a strategy which will allow Raven Moon to build upon the "Gina D's Kids Club" brand.

In addition to "Gina D's Kids Club", Raven Moon has begun developing a "Mr. Bicycle Man" television series and feature film with former Disney animators. The company has already produced a "Mr. Bicycle Man" Pubic Service Announcement, a trailer for the "BoBo Blocks" television series, and a trailer of the "Amazon Challenge - Search For The Amazon Queen" television series.

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

As of December 31, the company will have completed a total of 18 episodes of the "Gina D's Kids Club" series which has already begun airing on television once a week since September 2004, through the efforts of our syndicator Role Entertainment. In order to maximize our airtime exposure to five days like programs such as "Sesame Street", "Arthur" and "Barney" the company will have to produce an additional 21 half-hour episodes at an approximate cost of $4,200,000. As part of our business plan, the completion of a total of 39 episodes so the programs can air five days a week could create multiple revenue streams which includes worldwide licensing and merchandising opportunities for the videos, CD's, and toys that have been inspired by the show if the programs are well received by the viewers, the licensees and the retailers. Parents told us that they wanted better programming for their children, and we are committed to our goal of providing the very best in family values children's entertainment.

                              Results of Operations

Revenues - The Company's consolidated revenues for the nine months ended September 30, 2004 (2004 Quarters) decreased to $1,684 from $ 204,275 for the nine months ended September 30, 2003 (2003 Quarters). The decrease in revenue is due to lower revenues from sale of toys and intellectual property.

Expenses - Increased to $7,104,990 for the 2004 Quarters as compared to $2,855,744 for the 2003 Quarters. This increase is primary due to increase in production costs.

Net Loss - Increased to $7,133,660 or $0.0485 per share for the 2004 Quarters as compared to a net loss of $557,837 or 0.0662 per share during the 2003
Quarters. The net loss can be attributable to the decrease in sales and increased expenses.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits and Index of Exhibits

         31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)       Reports on Form 8-K.

         No reports were filed on Form 8-K for the period ended September 30, 2004.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON INTERNATIONAL, INC.
(Registrant)


By:  /s/  Joseph DiFrancesco
   -------------------------------                   Date:  November 12, 2004
          Joseph DiFrancesco, President