Form 10KSB
period 2004-12-31
RAVEN MOON ENTERTAINMENT  INC
filed 2005-03-30
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-KSB

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

Common Stock, par value $.0001                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's gross revenues for its most recent fiscal year are $ 1,693
                                                                   -------

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on March 28, 2005 was approximately $ 678,087.
               --------

     The approximate number of shares outstanding of the registrant's Common Stock as of March 25, 2005 was 968,697,089 .
                              ---------------

Transitional Small Business Disclosure Format:     Yes | __ |  No | X |

                            TABLE OF CONTENTS


Part I                                                                      Page

Item 1   Description of Business..........................................     1

Item 2   Properties.......................................................     7

Item 3   Legal Proceedings................................................     7

Item 4   Submission of Matters to a Vote of Security Holders..............     7

Part II

Item 5   Market for Company's Common Equity and Related
               Stockholder Matters........................................     8

Item 6   Management Discussion and Analysis...............................     9

Item 7   Financial Statements.............................................    11

                  Independent Auditors Consent                                12
                  Balance Sheet                                               13
                  Statement of Operations                                     14
                  Stockholders Equity (Stockholders' Deficit)                 15
                  Statement of Cash Flows                                     16
                  Statement of Cash Flows - Net Loss Reconciliation           17
                  Notes to Financial Statements                               18

Item 8   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure......................................    38

Part III

Item 9   Directors, Executive Officers, Promoters, and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.............    38

Item 10   Executive Compensation..........................................    40

Item 11   Security Ownership of Certain Beneficial Owners and Management..    42

Item 12   Certain Relations and Related Transactions......................    43

Item 13   Exhibits and Reports on Form 8-K................................    47

Item 14.  Principal Accountant Fees and Services..........................    47

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

     Raven Moon Entertainment is well on its way to 40 episodes of "Gina D's Kids Club." As of December 31, we have produced 18 episodes of the half hour program. The production of "Gina D's Kids Club" has resulted in 18 DVD titles, a music library of over 100 original songs, and a cast of characters which are suitable for licensing and merchandising opportunities. Raven Moon's future revenue stream is dependant on its nationwide syndication of "Gina D's Kids Club" and its ability to continue to finance the production of the remaining 22 episodes of "Gina D's Kids Club". Once the company has the program in a position where it's airing 5 days a week on a station which is considered a destination for kids, management believes there are numerous opportunities in a billion dollar licensing and merchandising market for preschool kids. Raven Moon management has already explored these opportunities and has met with prominent industry leaders who have recommended the company adapt a strategy which will allow Raven Moon to build upon the "Gina D's Kids Club" brand.

     In addition to "Gina D's Kids Club", Raven Moon has begun developing a "Mr. Bicycle Man" television series and feature film with former Disney animators. The company has already produced a "Mr. Bicycle Man" Pubic Service Announcement, a trailer for the "BoBo Blocks" television series, and a trailer of the "Amazon Challenge - Search For The Amazon Queen" reality television series.

     Raven Moon has also established certain relationships with distributors which have already generated orders from Christian bookstores throughout the country and most major online retailers including Wal-Mart, Target, Books A Million, Borders, Toys R Us, Babies R US, and Amazon. While we have reduced our debt, we will not be able to generate significant revenues until the television programs air on television, are accepted by the viewers and attract licensing offers from major distributors, manufacturers and retailers.

     The "Gina D's Kids Club" began airing on television once a week in September 2004, through the efforts of our syndicator Role Entertainment. In order to maximize our airtime exposure to five days like programs such as "Sesame Street", "Arthur" and "Barney" we will have to produce an additional 22 half-hour episodes at an approximate cost of $5,500,000. As part of our business plan, the completion of a total of 40 episodes could create multiple revenue streams which includes worldwide licensing and merchandising opportunities for the videos, CD's, and toys that have been inspired by the show if the programs are well received by the viewers, the licensees and the retailers. Parents told us that they wanted better programming for their children, and we are committed to our goal of providing the very best in family values children's entertainment.

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

 Research and Development
------------------------

         During 2004, we spent approximately $ 4,500,000 on the development and production of 16 additional episodes and the promotional PSA announcements for the "Gina D's Kid's Club" program.

Customers
---------

     The Company is not dependant on a few major customers because every television station in the country is involved in filling its production day and is constantly seeking quality program material to enable it to meet that demand. The Company intends to allow the television stations to keep 100% of the commercial advertising and a small percentage of licensing and merchandising monies received by Raven Moon Entertainment, Inc., provided that they air the programs consistently each week for a period of two years beginning September 2004. The Company has already signed a broadcast agreement with LEASEA Broadcasting who covers approximately 190 stations nationwide. LEASEA began airing "Gina D's Kids Club" in September of 2004.

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

     Our principal executive offices are located at 120 International Parkway, Suite 220, Orlando, Florida 32726. Our telephone number at that address is (407) 304-4764.

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

We have experienced operating losses in prior years.
----------------------------------------------------

     For the year ended December 31, 2004, our gross revenues declined from $1,173,832 to $ 1,693 resulting in a net loss of $ 10,643,419 as compared with a net loss of $2,753,491 in the prior year. The revenues of $ 1,173,832 were realized in a related party transaction with Clubhouse Videos, Inc.

We have limited marketing and sales capabilities
------------------------------------------------

     Our future success depends, to a great extent, on our ability to successfully market our products to television syndications and TV stations. We currently have limited sales and marketing capabilities. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant sales.

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

We depend on the continued services of our President.
-----------------------------------------------------

     Our future success depends, in large part, on the continuing efforts of our president, Joey DiFrancesco, our principal creative officer, who also developed our strategic plan and who is responsible for executing that plan. The loss of Mr. DiFrancesco would adversely affect our business. At this time we do not have any "key man" insurance on Mr. DiFrancesco. If we lose the services of Mr. DiFrancesco, our business, operations and financial condition would be materially adversely affected.

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

     None.


Item 4.       Submission Of Matters To A Vote Of Security Holders

     We held our Annual Meeting on August 12, 2004. During the Annual Meeting, the following actions were taken:

                                Election of Directors

Proposal #1:
                                         FOR                    WITHHELD

Joseph DiFrancesco                    137,917,606               1,481,217
Bernadette DiFrancesco                137,916,006               1,499,127
Lawrence C. Oakley                    137,992,606               1,342,963
Janice K. Battenberg                  137,992,606               1,359,273
Robert J. McCarthy                    137,992,606               1,354,963




Proposal #2:                                         Increase in Authorized
                                                  Shares of Common Stock from
                                                   200,000,000 to 400,000,000
                                          FOR            AGAINST        ABSTAIN

Total Shares                          128,979,846       10,201,652      168,571


     The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, forward stock splits, acquisition transactions and other business combinations.

     In addition, on March 1, 2005, the stockholders voted to amend Raven Moon's Certificate of Incorporation to increase the authorized common shares from 400 million to 20 billion shares. The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, employee and consultant compensation plans. The company is currently engaged in ongoing negotiations with several different syndication partners.


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

Historical Market Price Data for Common Stock of Raven Moon Entertainment, Inc.
------------------------------------------------------------------------------

     The following table sets forth the range of high and low bid prices for the common stock for the period beginning January 1, 2003 and ending December 31, 2004, as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The prices do reflect the 50-for-1 reverse-split effective June 30, 2003 and 1 for1 dividend issued effective September 1, 2003.

        Common Stock             High ($)                    Low ($)

     1st Quarter 2003             $ .18                      $ .03
     2nd Quarter 2003             $ .50                      $ .03
     3rd Quarter 2003             $ .34                      $ .06
     4th Quarter 2003             $ .33                      $ .03

     1st Quarter 2004             $ .110                     $ .0215
     2nd Quarter 2002             $ .049                     $ .024
     3rd Quarter 2002             $ .032                     $ .017
     4th Quarter 2002             $ .019                     $ .003

Number of Shareholders and Total Outstanding Shares

     As of March 25, 2005, approximately 968,692,089 shares of our common stock were outstanding and, as far as we can determine, were held by approximately 8,000 holders of record.

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

     As of March 25, 2005, the Company had 1,835,000 shares of preferred stock outstanding. Holders of Preferred Stock are entitled to one vote for each share of Common Stock into which the number of shares of Preferred Stock held of record would be convertible on the record date. Holders of Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders and may not cumulate their votes for the election of directors. The shares Preferred Stock are not entitled to any dividend or distribution in preference to the Common Stock.

     Preferred Stock may be converted at any time by the holder of the shares of Preferred Stock, but conversion shall occur automatically at the discretion of the Company at any time after a registration statement to register the shares of the Common Stock underlying both the shares of Preferred Stock has been declared effective by the United States Securities and Exchange Commission. Each share of Preferred Stock shall be entitled to convert into $10.00 in value of the Company's Common Stock. The value of the Common Stock for this purpose shall be determined based on the average of the closing trade price for the Company's common stock for each of the ten (10) consecutive trading days immediately prior to the date the holder or Company, as the case may be, gives notice of conversion of the shares of Preferred Stock, less a discount of twenty percent (20%).

     All shares of Preferred Stock issued and outstanding are fully paid and nonassessable, with no personal liability attaching to the ownership thereof.

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


Results of Operations - ended December 31, 2004 and 2003
--------------------------------------------------------

Revenue
-------

     Revenues are generated from the sale of rights, licenses, and toys inspired by the children entertainment productions of Raven Moon Entertainment.

     Total revenues for the period ending December 31, 2004 and December 31, 2003 were $ 1,693 and $1,173,832 respectively. The 2003 revenues were primarily realized in a related party transaction which Clubhouse Videos, Inc.

     We were able to complete 18 episodes of "Gina D's Kids Club" for television syndication. If we're able to syndicate "Gina D's Kids Club" nationally, the value for our future video, CD, DVD, and Toy Rights will increase. In addition, television syndication for "Gina D's Kids Club" will assist the company in the development of future projects for which it has the rights to including "Mr. Bicycle Man", "BO BO Blocks, and "Cuddle Bug Cousins".

Cost of Goods Sold
------------------

     Cost of goods sold decreased from $130,346 in 2003 to $ 0.00 in 2004 and consists primarily of the cost of manufacturing the "Cuddle Bug" toys for JB Toys, LLC., a wholly owned subsidiary of Raven Moon Entertainment.

Expenses
--------

     Expenses for the period ended December 31, 2004 and December 31, 2003 were $10,640,012 and $ 5,011,399, respectively, an increase of $5,628,613.

     Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Net Loss
--------

     During the period ended December 31, 2004, the company recorded a Net Loss of $10,643,419 as compared to a loss $2,753,491 for period ending December 31, 2003. The increase of $7,890,000 is primarily attributable to the decrease in sales and increase in costs and expenses.

Income Taxes
------------

     As a result of the loss made during the period ended December 31, 2004 no provision was made for income taxes for the period.

Assets and Liabilities
----------------------

     At December 31, 2004 the Company has $18,691 in cash, total assets of $41,841; a decrease of $59,320 from the same period ending December 31, 2003. Raven Moon increased its total liabilities from $514,400 in 2003 to $933,404 in 2004; an increase of $419,004. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

     In addition, on March 1, 2005, the stockholders voted to amend Raven Moon's Certificate of Incorporation to increase the authorized common shares from 400 million to 20 billion shares. The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, employee and consultant compensation plans. The company is currently engaged in ongoing negotiations with several different syndication partners.


Item 7. Financial Statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Raven Moon Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Raven Moon Entertainment, Inc. and subsidiaries (Raven Moon) as of December 31, 2004 and 2003, and the related consolidated statements of operations, deficit in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Raven Moon's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Raven Moon is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Raven Moon's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raven Moon as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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





Tampa, Florida
March 4, 2005



                                    RAVEN MOON ENTERTAINMENT, INC.
                                      Consolidated Balance Sheets
                                      December 31, 2004 and 2003


                                                ASSETS

                                                                              2004            2003
                                                                          ------------    ------------
Cash                                                                      $     18,641    $     77,961
Other receivables                                                               23,200          23,200
Investment in Clubhouse Videos, Inc. (note 5)                                     --              --
                                                                          ------------    ------------

                                                                          $     41,841    $    101,161
                                                                          ============    ============

                            LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

LIABILITIES

     Accounts payable to third parties                                               $    $    111,704
     Accrued salaries and fees to officers (note 7)                            546,404         251,696
     Accrued interest payable to third parties                                  30,000          24,000
     Notes payable to third parties (note 6)                                    60,000          60,000
     Loans from shareholders (note 6)                                           62,000          62,000
     Loans from officers                                                        37,500            --
     Advance from Class B Members of LLC (J & B Toys, LLC) (note 6)            197,500           5,000
                                                                          ------------    ------------

       Total liabilities                                                       933,404         514,400

COMMITMENTS AND CONTINGENCIES (note 8)

DEFICIT IN STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value, authorized 800,000,000 shares;
       issued and outstanding 9,734 in 2004 and 119,645 in 2003                      1              12
     Convertible series B preferred stock, $.0001 par value, authorized
       2,000,000 shares; issued and outstanding 421,500                             42            --
     Common stock, $.0001 par value, authorized 1,000,000,000 shares;
       shares issued and outstanding 387,538,443 in 2004
       and 62,287,523 in 2003                                                   38,754           6,229
     Additional paid-in capital                                             27,034,413      16,901,874
     Accumulated deficit                                                   (27,964,773)    (17,321,354)
                                                                          ------------    ------------


              Total deficit in stockholders' equity                           (891,563)       (413,239)
                                                                          ------------    ------------
                                                                          $     41,841    $    101,161
                                                                          ============    ============


See notes to Consolidated Financial Statements.

                                                   13



                                   RAVEN MOON ENTERTAINMENT, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the years ended December 31, 2004 and 2003


                                                                          2004            2003
                                                                      ------------    ------------
REVENUES:
     Sales of plush toys to related party                             $      1,693    $    204,527
     Sale of rights to related party to manufacture,
            market and sell videos, CDs, and DVDs                             --           969,305
                                                                      ------------    ------------

                                                                             1,693       1,173,832

COST OF GOODS SOLD                                                            --           130,376
                                                                      ------------    ------------

Gross Profit                                                                 1,693       1,043,456


EXPENSES:
     Consulting fees                                                     4,970,620       1,489,025
     Interest expense                                                        6,000           5,188
     Founders' royalties                                                      --           117,383
     Option rights to intellectual properties                              740,000            --
     Production expense                                                  4,513,316       2,010,165
     General and administrative expense                                    410,076       1,389,638
                                                                      ------------    ------------

         Total costs and expenses                                       10,640,012       5,011,399
                                                                      ------------    ------------

     Net Loss before proportionate share of Clubhouse Video, Inc.'s
     loss and discontinued operations                                  (10,638,319)     (3,967,943)


Proportionate share of Clubhouse Videos, Inc.'s loss (see note 5)           (5,100)       (199,500)
                                                                      ------------    ------------

Net loss before discontinued operations                                (10,643,419)     (4,167,443)

Discontinued operations (see note 4)                                          --         1,413,952
                                                                      ------------    ------------

Net loss                                                              $(10,643,419)   $ (2,753,491)
                                                                      ============    ============

Net (loss) per share from continuing operations                       $      (0.06)   $      (0.11)
                                                                      ============    ============

Proportionate share of Clubhouse Videos, Inc.'s loss                  $      (0.00)   $      (0.01)
                                                                      ============    ============

Net income (loss) per share discontinued operations                   $       --      $       0.04
                                                                      ============    ============

Net loss per share                                                    $      (0.06)   $      (0.08)
                                                                      ============    ============


See notes to Consolidated Financial Statements





                          CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                                For the years ended December 31, 2004 and 2003



                                                                                         Preferred Stock
                                                                                   ---------------------------
                                                         Preferred Stock                     Series B
                                                   ----------------------------    ------------   ------------
                                                      Shares          Amount          Shares         Amount
                                                   ------------    ------------    ------------   ------------
Balance December 31, 2002                               120,495              12            --             --

   Preferred shares converted into
                common stock                               (800)           --              --             --
   Common stock options granted
                to related party                           --              --              --             --
   Common stock options granted
                to senior consultants                      --              --              --             --
   Exercise of options by related party                    --              --              --             --
   Exercise of options by senior consultants               --              --              --             --
   Shares issued to officers and directors
                for expenses                               --              --              --             --
   Shares issued to related party for expenses             --              --              --             --
   Shares issued to senior consultant
                for expenses                               --              --              --             --
   Cancelled shares                                        --              --              --             --
   Net loss for the year                                   --              --              --             --
                                                   ------------    ------------    ------------   ------------
Balance December 31, 2003                               119,695              12            --             --

   Preferred stock retired                             (109,961)            (11)           --             --
   Private placement                                       --              --            86,500              9
   Private placement -  related party                      --              --            15,000              1
   Preferred stock granted to
                related party                              --              --           320,000             32
   Common stock options granted
                to senior consultants                      --              --              --             --
   Common stock options granted
                to related party                           --              --              --             --
   Exercise of options                                     --              --              --             --
   Exercise of options by related party                    --              --              --             --
   Shares issued for accounts payable                      --              --              --             --
   Shares issued to senior consultant
                for expenses                               --              --              --             --
   Shares issued for expenses to related parties           --              --              --             --
   Net loss for the period                                 --              --              --             --
                                                   ------------    ------------    ------------   ------------
Balance December 31, 2004                                 9,734    $          1         421,500   $         42
                                                   ============    ============    ============   ============

                                                      15



                                   CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                                         For the years ended December 31, 2004 and 2003
                                                          (CONTINUED)



                                                           Common Stock             Additional
                                                   ----------------------------      paid-in      Accumulated
                                                      Shares          Amount         capital         deficit         Total
                                                   ------------    ------------    ------------   ------------    ------------
Balance December 31, 2002                            21,189,279           2,119      12,115,255    (14,567,863)     (2,450,477)

   Preferred shares converted into
                common stock                                800            --              --             --              --
   Common stock options granted
                to related party                           --              --           467,021           --           467,021
   Common stock options granted
                to senior consultants                      --              --         1,154,401           --         1,154,401
   Exercise of options by related party              14,209,836           1,421         871,128           --           872,549
   Exercise of options by senior consultants         16,859,068           1,686         826,948           --           828,634
   Shares issued to officers and directors
                for expenses                          1,900,000             190         299,135           --           299,325
   Shares issued to related party for expenses        3,438,623             344         544,583           --           544,927
   Shares issued to senior consultant
                for expenses                          4,915,117             491         623,381           --           623,872
   Cancelled shares                                    (225,200)            (22)             22           --              --
   Net loss for the year                                   --              --              --       (2,753,491)     (2,753,491)
                                                   ------------    ------------    ------------   ------------    ------------
Balance December 31, 2003                            62,287,523           6,229      16,901,874    (17,321,354)       (413,239)

   Preferred stock retired                                 --              --                11           --              --
   Private placement                                       --              --           864,991           --           865,000
   Private placement -  related party                      --              --           149,999           --           150,000
   Preferred stock granted to
                related party                              --              --         3,199,968           --         3,200,000
   Common stock options granted
                to senior consultants                      --              --           872,494           --           872,494
   Common stock options granted
                to related party                           --              --           573,009           --           573,009
   Exercise of options                               30,480,603           3,048         813,612           --           816,660
   Exercise of options by related party              19,224,133           1,922         456,148           --           458,070
   Shares issued for accounts payable                 1,816,138             182          82,022           --            82,204
   Shares issued to senior consultant
                for expenses                        123,841,357          12,384       1,223,214           --         1,235,598
   Shares issued for expenses to related parties    149,888,689          14,989       1,897,071           --         1,912,060
   Net loss for the period                                 --              --              --      (10,643,419)    (10,643,419)
                                                   ------------    ------------    ------------   ------------    ------------
Balance December 31, 2004                           387,538,443    $     38,754    $ 27,034,413   $(27,964,773)   $   (891,563)
                                                   ============    ============    ============   ============    ============

See notes to Consolidated Financial Statements

                                                           15(Con't)



                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2004 and 2003



                                                                                       2004            2003
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $(10,643,419)   $ (2,753,491)
   Discontinued operations                                                                 --        (1,413,952)
   Proportionate share of Club House Videos, Inc.'s loss                                  5,100         199,500
   Adjustments to reconcile net loss to net cash used
       by operating activities:
          Increase in other receivables                                                    --           (23,200)
          Decrease (increase) in prepaid expense                                           --            74,300
          Depreciation and amortization                                                    --             1,560
          (Decrease) increase in accounts payable to third parties                      (29,500)        101,204
          Increase (decrease) in accrued salaries and wages to officers                 294,708          65,313
          (Decrease) in accrued interest payable to officers and related parties          6,000         (53,952)
          (Decrease) increase in unearned income (sales rights)                        (588,277)
          Common stock options granted for expenses                                   1,445,503       1,621,422
          Preferred stock issued for expenses                                         3,200,000
          Common stock issued for expenses                                            3,147,658       1,468,124
                                                                                   ------------    ------------

                   Net cash used by operations                                       (2,573,950)     (1,301,449)
                                                                                   ------------    ------------

CASW TO INVESTMENT ACTIVITIES
   Increase in investment in Club House Videos, Inc.                                     (5,100)       (199,500)
                                                                                   ------------    ------------

                   Net cash used by investing activities                                 (5,100)       (199,500)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from Class B Membership Units                                               192,500            --
   Payments to Class B Membership Units                                                    --           (87,000)
   Decrease in Debentures payable                                                          --           (30,000)
   Proceeds from sale of convertible preferred stock                                  1,015,000            --
   Proceeds from exercise of options                                                  1,274,730       1,701,183
   Payments on notes payable  shareholders
   Proceeds from notes payable to officers and affiliated companies                      37,500         135,500
   Repayments of notes payable  officers and affiliated companies                          --          (153,500)
                                                                                   ------------    ------------

                   Net cash provided by financing activities                          2,519,730       1,566,183
                                                                                   ------------    ------------

Net (decrease) increase in cash                                                         (59,320)         65,234

Cash at beginning of period                                                              77,961          12,727
                                                                                   ------------    ------------
Cash at end of period                                                              $     18,641    $     77,961
                                                                                   ============    ============


See notes to Consolidated Financial Statements

                                                       16

                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2004 and 2003


                                                             2004        2003
                                                            -------     -------

                         NON - CASH FINANCING ACTIVITIES
                         -------------------------------


Shares issued for accounts payable                          $82,204     $  --
                                                            =======     =======


See notes to Consolidated Financial Statements.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

STOCK-BASED COMPENSATION -- The Company accounts for stock options issued to employees under Statement of Financial Accounting Standards 123, wherein such options are valued based upon the Black-Scholes option-pricing model.

CASH EQUIVALENTS -- The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

NET (LOSS) INCOME PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. At the October 19, 2004 Board of Directors meeting the Board approved the amending the Articles of Incorporation to give full voting rights to all preferred shareholders. The weighted-average number of shares outstanding was 188,850,000 and 35,285,000 for the years ended December 31, 2004 and 2003, respectively.

INCOME TAXES -- The Company has incurred approximately $28,000,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK SPLITS -- The Company adopted a 50 to 1 reverse stock split on June 30, 2003 for common and preferred stock and the Company adopted a 2 for 1 common stock split for shareholders of record on September 19, 2003. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.

INVESTMENTS IN COMMON STOCK -- The investment in Clubhouse Videos, Inc. is approximately 7% of the outstanding common stock, but because the Company can significantly influence the operating and financial policies of Clubhouse Videos, Inc. the Company accounts for their investment under the equity method.

RECLASSIFICATIONS -- Certain amounts reported in previous years have been reclassified to the 2004 financial statement presentation.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46(r), ("FIN 46(r)") "Consolidation of Variable Interest Entities". The pronouncement amends Accounting Research Bulletin 51 to set standards to require financial statement consolidation of certain variable interest entities that meet specific characteristics if the company has a controlling financial interest. This interpretation shall be applied to all variable interest entities by the end of the first reporting period ending after December 15, 2004, for enterprises that are small business issuers. The Company doe not believe this new pronouncement will have a material impact on its consolidated financial position, consolidated statement of operations or consolidated cash flows.

In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4". Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company will adopt this standard on January 1, 2006.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time Sharing Transactions" and SFAS No. 153, "Exchanges of Non-monetary Assets". Both Statements are effective for fiscal years beginning after June 15, 2005. The Company does not believe either of these Statements will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

The FASB also issued in December 2004, SFAS No. 123R, "Share-Based Payment". This Statement revises the standards established for the accounting of transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement is effective as of the beginning of the first interim reporting period that begins after December 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Raven Moon has consisently reported stock option transactions in accordance with SFAS 123, therefore the Company believes this statement will not have an affect on the consolidated financial position.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 3 -- BUSINESS AND OPERATIONS (continued)

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

Note 4 -- DISCONTINUED OPERATIONS

On January 14, 2003, the Company announced its intention to split into two independent publicly traded companies by spinning off Raven Moon Home Video Products, LLC as a dividend to shareholders. On April 25, 2003 the Company completed the spin-off of Raven Moon Home Video Products, LLC. The spinoff was accomplished by the Company's contribution of Raven Moon Home Video Products, LLC to Clubhouse Video, Inc. All of the common stock was then distributed to the Class B Members of the LLC on a basis of 152,362 per unit of the LLC and the shareholders of the Company received one share of Clubhouse Video, Inc. for every 100 shares of common stock held in the Company. As a result of the spin-off, the Company's December 31, 2003, financial statements have been prepared with Raven Moon Home Video Products, LLC results of operations and cash flows shown as "discontinued operations". Summarized financial information for discontinued operations at December 31, 2004 and 2003 is as follows:

                                                 2004               2003
                                                 ----               ----


         Net income                          $       -         $  1,413,952
                                             ============      ============

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 5 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC.

At December 31, 2003 the Company had purchased a total of 36.8 units of Raven Moon Home Video Products, LLC for $368,000. These purchases were converted into common stock of Clubhouse Video, Inc. as a result of the spin-off of the former wholly owned subsidiary. (See Note 4) Following is a schedule of ownership for the years ended December 31, 2004 and 2003:

                                                2004               2003
                                                ----               ----

Percent of Ownership                                7.0%               13.5%

Proportionate share of Clubhouse
          Videos, Inc.'s loss                     ($5,100)         ($199,500)

Carrying value of Investment
In Clubhouse Videos, Inc.                   $        -         $        -

Underlying equity in net assets of
Clubhouse Videos, Inc.                      $        -         $        -

Following is summarized information about Clubhouse Videos, Inc. assets, liabilities and results of operations as of December 31, 2004 and 2003:

                                                  2004              2003
                                                  ----              ----

         Assets                             $     133,000      $     132,000

         Liabilities                        $     984,500      $     966,000

         Results of operations (loss)       $     (75,000)     $  (1,663,000)


At December 31, 2004 Clubhouse Videos, Inc. has 115,000 shares of Preferred Stock Series A outstanding. The conversion premium for these shares is 125%. Conversion is based upon the amount invested ($115,000) divided by the average close price for the first 29 days of trading, then adjusted by the premium. Conversion is automatic on the thirtieth day of trading. The effect of this conversion cannot be determined at this time.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


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

There are two types of Class B units:

1) The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $40,000 as of December 31, 2004.

2) The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received an amount equal to their initial investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to receive 85% of all gross profits of the LLC derived from the sale of product on an annual basis. The Company has exchanged 100 units to WEE-OOO, LTD, a related party, as part of a ten year extension of the option agreement for the rights to" Gina D's", 50 units to Tricolor Entertainment, Inc. for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.50 units to members of the Board of Directors for services provided in the last three years and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man, as of December 31, 2004.

The Class B members have no voting rights. The cash advances from Class B members who contributed cash have been recorded as a liability because all advances must be repaid prior to any distributions to the parent company.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 7 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:

                   J. & B. DiFrancesco, Inc.
                   WEE-OOO, LTD.
                   Beyond the Kingdom, Inc.
                   T.V. Toys, Inc.
                   2221 Music Clubhouse
                   Videos, Inc.

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the year ended December 31, 2004 and 2003:

                                                2004                2003
                                                ----                ----

                                             $7,614,947          $3,089,546
                                             ==========          ==========

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joey DiFrancesco, President and Chief Executive Officer of the Company, $24,000 advance on future royalties for the year ended December 31, 2004 and 2003, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $9,000 for the years ended December 31, 2004 and 2003, respectively. This reimbursement is included in the general and administrative expenses.

On May 1, 2004, Gina Mouery entered into a ten-month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Ms. Mouery is to assist the Company as a Co-executive Producers and Promotional Celebrity Talent for promotion and production of the Company's products and services. Ms. Mouery will be paid $1,000,000 of registered shares of common stock in ten equal installments priced at a 50% discount from the closing bid price for the preceding ten days.

During the year ended December 31, 2004 and 2003 Gina Mouery was granted options for 19,224,133 and 8,792,963 shares of common stock for talent fees, respectively. The fair value of these options at December 31, 2004 and 2003 was $573,008 and $545,000, respectively, and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. On September 16, 2003 the agreement with Gina Mouery was amended, all options and warrants outstanding were replaced with 1,125,000 shares of common stock valued at $404,000 and included in production expense. In addition, Gina Mouery was granted 250,000 options for common stock valued at $73,600 and charged to production expense. The options replaced by Gina Mouery were valued at $210,600, which reduced the current charges to production expense.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

During the years ended December 31, 2004 and 2003 Gina Mouery exercised 19,224,113 options for $458,070 and 8,832,963 options for shares of common stock for $519,669, respectively.

During the years ended December 31, 2004 and 2003 Gina Mouery was granted 85,360,992 and 1,325,00 shares of common stock for talent fees, respectively. The fair value of the common stock at December 31, 2004 and 2003 was $1,022,000 and $482,752. The fair value of the common stock was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On April 11, 2001, the Company entered into an agreement with Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina D's Kids Club Show", ("Gina D's") which were created by Joseph and Bernadette DiFrancesco. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002.

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

On March 4, 2004 the Board of Directors approved extending the option agreement which expires April 11, 2004, with Joseph and Bernadette DiFrancesco, for rights to " Gina D's". The extension is for a ten-year period without restrictions or requirements, except for bankruptcy, insolvency or takeover of the Company by a person or entity not approved by the CEO.

Joseph and Bernadette DiFrancesco received 100 units of JB Toys, LLC on March 5, 2004. These units were issued to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco. (See Note 6.)

On April 10, 2004, Joseph and Bernadette DiFrancesco received 10,000,000 restricted shares of Raven Moon Entertainment, Inc. common stock. Joseph and Bernadette DiFrancesco shall also receive a fee of $750,000 per year for ten years beginning in January 2004, or 10% of all gross revenues from worldwide licensing and merchandising revenues received by Raven Moon Entertainment, Inc.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

or JB Toys, LLC, whichever is greater. The shares of stock were valued at $195,000, and charged to intellectual property expense.

On June 1, 2004, the agreement with Joseph and Bernadette DiFrancesco for the rights to "Gina D's" was further amended. If the Company grants a license to any third party for "Gina D's", the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

On August 13, 2003 the Company, through its subsidiary JB Toys, LLC, granted Bernadette DiFrancesco 200 units of Class B memberships for the rights to the "Cuddle Bugs". In addition Bernadette DiFrancesco is to receive 15% of the revenues of JB Toys, LLC for a ten-year period.

On October 10, 2003 the Board of directors granted to WEE-OOO, LTD 400,000 shares of common stock for consulting services rendered. The shares were valued at $31,200 and charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On June 1, 2004 the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $100,000 and 15 units of Class B memberships of JB Toys for the rights to Mr. Bicycle Man. (See Note 6.) The $100,000 was charged to option rights to intellectual property for the year ended December 31, 2004, because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. In addition, Joseph and Bernadette DiFrancesco are to receive 15% of the revenues of JB Toys, LLC for a ten-year period.

On June 1, 2004 the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $250,000 and 10,000,000 of common restricted stock of Raven Moon Entertainment, Inc. for the rights to "The Search for the Amazon Queen." The fair value of the common stock was $195,000, which was charged to option rights to intellectual property for the year ended December 31, 2004, because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. In addition, Joseph and Bernadette DiFrancesco are to receive $100,000 per year beginning year two through year ten plus 25% of gross revenue derived by JB Toys for "The Search for the Amazon Queen". Also, if JB Toys grants a license to any third party for Mr. Bicycle Man, the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

Joseph and Bernadette DiFrancesco were granted 41,269,549 and 550,000 shares of common stock during the years ended December 31, 2004 and 2003. The fair value of these shares was $617,602 and $84,825 for the years ended December 31, 2004 and 2003, respectively. The fair value was charged to consulting fees and production expense for the years ended December 31, 2004 because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

Joseph and Bernadette DiFrancesco were granted 320,000 shares of convertible preferred stock as a signing bonus for extending their employment contract during the year ended December 31, 2004. The fair value of these shares was $3,200,000 and the fair value was charged to consulting fees for the years ended December 31, 2004 because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On August 14, 2002 the Company entered into a Consulting and Marketing Agreement with David Mouery, the son-in-law of Joseph DiFrancesco, President and Chief Executive Officer of the Company. The Company issued 600,000 shares of common stock and options for 3,600,000 shares of common stock to David Mouery. The option exercise price of the common stock is calculated at a 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise. The stock was valued at $195,000 and the options were valued at $369,000 and charged to consulting expense.

On May 1, 2004, David Mouery entered into a twelve month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Mr. Mouery is to assist the Company as entertainment attorney for legal matters and contracts for the Company's products and services. Mr. Mouery will be paid $120,000 of registered shares in twelve equal installments of common stock priced at a 50% discount from the closing bid price for the preceding ten days.

During the year ended December 31, 2004, David Mouery was not granted any options. During the year ended December 31, 2003, David Mouery was granted options for 3,100,124 shares of common stock for production services. The fair value of these options was $388,000 and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. On September 16, 2003, the agreement with David Mouery was amended, all options and warrants outstanding were replaced with a grant of 250,000 options for common stock, valued at $73,600 and charged to consulting expense. The options replaced by David Mouery were valued at $255,180. This amount reduced the charges to production expense.

During the year ended December 31, 2004, David Mouery did not exercise any options. During the year ended December 31, 2003, David Mouery exercised 3,984,018 options for common stock for $218,130.

During the year ended December 31, 2004 David Mouery was granted 8,658,148 shares of common stock valued at $95,810. The $95,810 was charged to consulting expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

During the year ended December 31, 2004, Beyond the Kingdom purchased 74 units of the Private Placement Offering for $740,000. (See Note 11.) Raven Moon refunded $590,000 of Beyond the Kingdom's purchases of units. Beyond the Kingdom has 15 units of the Private Placement Offering, which were acquired for $150,000.

The directors were granted the following common stock options for a ten-year term:

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

The outside Board of Directors were granted 14,600,000 and 450,000 shares of common stock during the years ended December 31, 2004 and 2003. The fair value of these shares was $173,290 and $160,875 for the years ended December 31, 2004 and 2003, respectively. Also, the outside Board of Directors were paid $90,500 for directors fees for the year ended December 31, 2004. The fair value of the common stock granted and director fees paid were charged to consulting fees for the years ended December 31, 2004 and 2003 because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the year ended December 31, 2004 and 2003, loans from officers, directors, senior management and related parties are summarized as follows:

                                                  2004             2003
                                                  ----             ----

         Balance at beginning of year           $   -            $ 18,000
         Increase in loans                        37,500             -
         Payments on loans                          -             (18,000)
                                                --------         --------
         Balance at end of period               $ 37,500         $   -
                                                ========         ========

In February 2003, $40,000 of Class B Member Investment loan was repaid to WEE-OOO, LTD from gross profits of JB Toys, LLC. In March an additional $51,000 of Class B Member Investment profit distribution was paid to WEE-OOO, LTD from gross profits of JB Toys, LLC.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each songwriter to receive 2,500,000 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the year ended December 31, 2004, Raven Moon paid $80,000 to 2221 Music. The payments were charged to general and administrative expenses for the years ended December 31, 2004 and 2003 because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

At the August 12, 2004 Board of Directors meeting, the Board granted Joseph and Bernadette DiFrancesco, the officers of the Company, a bonus of 10,000,000 shares of common restricted non-diluting stock to be delivered on September 1, 2004 and then each year on the first day of September for the next two years as an extension of their employment agreement. These shares were valued at $130,000 and were charged to consulting fees for the years ended December 31, 2004 and 2003 because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the years ended December 31, 2004 and 2003:

                                                       2004             2003
                                                       ----             ----
     Beginning balance                              $  251,696       $  186,383
           Accrued for administrative salary           612,128          510,105
           Accrued production fee                    1,295,000          117,383
           Payments to Officers                     (1,237,420)        (562,175)
           Refund of fees collected by Officers        375,000             -
           Forgiveness of accruals                  (  750,000)            -
                                                    ----------       ----------
     Ending balance                                 $  546,404       $  251,696
                                                    ==========       ==========

Through the spinoff of Raven Moon Home Video Products, LLC and the subsequent reclassification of net liabilities to discontinued operations (see Note 4) the Company retired its debt of $1,958,800 to the Raven Moon Home Video Products, LLC Class B Members on December 31, 2002. The retirement of debt was accomplished by exchanging shares of common stock of the Company for the Class B Members debt. (See Note 4.) In addition, debt of the Company to Clubhouse Videos, Inc. for $810,018 was retired in exchange for the rights to manufacture, market and sell the first nine video, CD and DVD products produced by the Company. The rights to future products purchased by the Clubhouse Videos, Inc. from the Company will approximate $300,000 per DVD and $100,000 per CD plus 25% of the gross sales of the product.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 8 -- COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment contract with the officers, Joseph and Bernadette DiFrancesco. At the October 19, 2004 Board of Directors meeting, the Board approved extending Joseph and Bernadette DiFrancesco's contract an additional seven years after the current contract expires in exchange for a signing bonus of non-diluting preferred shares. The preferred shares shall be convertible to common stock at a 20% discount to market based upon the previous 10 day average and will carry non-diluting rights equivalent to 40% of the common shares issued and outstanding as long as the shares are held by Joseph and Bernadette DiFrancesco or their assigns. Under the terms of the agreement, the Company is obligated to make the following annual payments through November 15, 2012:

                         2005                   $  734,552
                         2006                   $  881,462
                         2007                   $1,057,775
                         2008                   $1,269,306
                         2009                   $1,523,167
                         2010                   $1,827,800
                         2011                   $2,193,360
                         2012                   $2,632,032


In addition, the officers are to receive a "Founders" royalty of 10% for any entertainment revenue received by the Company for any entertainment project developed and or produced by the Company during the term of this agreement. This royalty will be paid between November 16th and December 31st in perpetuity.

The Company has entered into various month-to-month verbal agreements with unrelated third parties to provide production, marketing and administrative services. Payments are made based on invoices rendered for specific services provided.

On May 1, 2004 the Company entered into a two consulting agreements. These agreements require the individuals to provide executive assistants advice and production services to the Company for a ten-month period. The individuals are to be paid $500,000 each. The payments will be made with registered shares of common stock issued in ten equal installments at a 50% discount from the closing bid price for the preceding ten days, commencing on May 1, 2004 and every month thereafter for nine months. On October 4, 2004 the Board of Directors amended these agreements increasing the compensation for November, December 2004 and January 2005 to $100,000 per month for each consulting agreement.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 8 -- COMMITMENTS AND CONTINGENCIES (continued)

At the August 12, 2004 Board of directors meeting the Board approved a new consultant compensation plan for 90,000,000 registered shares of common stock for key consultants currently under contract and new consultants that may be hired in the future. Raven Moon has amended the consultant compensation plan and has issued the following common stock in regards to this plan:

         Date                                    Shares of Common Stock

         August 20, 2004                                20,000,000
         September 9, 2004                              20,000,000
         October 15, 2004                               30,000,000
         November 15, 2004                              33,000,000
         December 10, 2004                              49,000,000
         January 14, 2005                               95,000,000
         February 7, 2005                              196,000,000
         March 4, 2005                                 287,000,000

Note 9 -- STOCK OPTION PLAN

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
                                           -----------

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 9 -- STOCK OPTION PLAN (continued)

                                                              Weighted  Average
                                              Shares            Exercise Price
                                              ------            --------------


Outstanding at December 31, 2003             2,000,000             $   .1250

         Granted                            49,704,736             $   .0291

         Cancelled                                -                $   .0000

         Exercised                         (49,704,736)            $   .0255
                                            ----------

Outstanding at December 31, 2004             2,000,000             $   .1250
                                            ==========

The exercise price and the market value for common stock options granted in 2004 and 2003 is as follows:

Options granted                 Exercise Price                 Fair Market Value
---------------                 --------------                 -----------------

   2004

 7,383,838           1/2 of previous 10 days average price           $  .04
12,479,799           1/2 of previous 10 days average price           $  .05
19,893,997           1/2 of previous 10 days average price           $  .06
 8,044,026           1/2 of previous 10 days average price           $  .07
 1,903,076           1/2 of previous 10 days average price           $  .08

   2003

 1,800,000           1/2 of previous 10 days average price           $  .03
 1,328,957           1/2 of previous 10 days average price           $  .04
 3,780,821           1/2 of previous 10 days average price           $  .06
 3,343,529           1/2 of previous 10 days average price           $  .07
 1,052,630           1/2 of previous 10 days average price           $  .08
 2,727,197           1/2 of previous 10 days average price           $  .09
 4,299,999           1/2 of previous 10 days average price           $  .10
 1,800,000           1/2 of previous 10 days average price           $  .12
 1,000,000           1/2 of previous 10 days average price           $  .13
 4,071,856           1/2 of previous 10 days average price           $  .14
   983,666           1/2 of previous 10 days average price           $  .16
 1,050,877           1/2 of previous 10 days average price           $  .17
    69,780           1/2 of previous 10 days average price           $  .19
    88,956           1/2 of previous 10 days average price           $  .26
 4,422,706           1/2 of previous 10 days average price           $  .28

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 9 -- STOCK OPTION PLAN (continued)

The weighted average fair value of options granted during 2004 and 2003 is $.0291 and $.1210, respectively. The weighted average remaining life of options granted is 7.92 and 8.92 years at December 31, 2004 and 2003, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.

On September 16, 2003 the Board of Directors approved the voluntary option incentive program to compensate employees, officers, directors and outside consultants for services they provide to the Company. The Company has allocated the following shares of common stock to this plan, and registered these shares in an S-8 filing. The exercise price of the options is 50% of the 10 day moving average closing bid price.

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

On March 4, 2004 the Board of Directors authorized the issuance of 80,000,000 shares of common stock to the "Option Compensation Program" to compensate consultants to the Company. These shares shall have a fixed exercise discount rate of 50% of the average ten-day closing bid price.

NOTE 10 -- COMMON STOCK WARRANTS

                                                              Weighted Average
                                              Shares           Exercise Price

Outstanding at December 31, 2002              590,442             $1.2600

         Warrants expired in 2003            (590,442)            $1.1550
                                             --------

Balance December 31, 2004 and 2003               -                $    -
                                             ========

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


NOTE 10 -- COMMON STOCK WARRANTS (continued)

The weighted-average remaining life of warrants granted was zero at December 31, 2004 and 2003, respectively.

The fair value of these warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2004 and 2003: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.

NOTE 11-- PRIVATE PLACEMENT OFFERING

The Company has plans to raise $5,000,000 in a private placement offering to be used for working capital. The private placement offering will expire January 30, 2005. The Company is offering units that consist of one share convertible Series B Preferred Stock and a warrant to purchase one hundred shares of common stock at a price of $10.00 per unit. The minimum purchase is $10,000. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the dated of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will expire May 31, 2005, permits the holder to purchase 100 common shares at $.10 per share. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing price exceeds $.20 per share for at least thirty days ending on the third day prior to the mailing of the notice. Subsequent to December 31, 2004 the Company has sold an additional $164,000 in the private placement offerings, for a total of $1,179,000.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 12 -- SUBSEQUENT EVENTS

The following is a schedule of stock issued to related parties after December 31, 2004:

     Date                      Related Party                        Shares
     ----                      -------------                        ------

January 18, 2004               Gina Mouery                          15,000,000
January 24, 2005               David Mouery                          3,609,000
January 25, 2005               Gina Mouery                          14,000,000
January 26, 2005               Joseph and Bernadette
                               DiFrancesco                            7,818,273
February 8, 2005               Gina Mouery                           14,430,014
February 8, 2005               David Mouery                           6,000,000
February 16, 2005              Gina Mouery                           20,000,000
February 17, 2005              Outside Board Members                  3,699,999
February 22, 2005              Gina Mouery                           23,290,043

These transactions are valued at approximately $105,000 and will be expensed in the first quarter of 2005.

The following is a schedule of stock issued for expenses after December 31, 2004:

     Date                                                           Shares
     ----                                                           ------

January 18, 2005                                                     30,000,000
January 24, 2005                                                      3,609,000
January 25, 2005                                                     28,000,000
February 7, 2005                                                     21,390,374
February 8, 2005                                                     43,734,487
February 16, 2005                                                    26,363,636
February 22, 2005                                                    31,727,273
March 4, 2005                                                        30,000,000

The value of the above transactions approximate $210,000 and will be expensed in the first quarter of 2005.

Raven Moon is amending its Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company to 20,000,000,000 shares. With respect to the Amendment, the Board of Directors of the Company has approved, and the shareholders owning a majority of the issued and outstanding voting shares outstanding as of March 1, 2005, have consented in writing to the Amendment. Such approval and consent are sufficient under Section 607.0704 of the Florida Business Corporation Act and the Company's Bylaws to approve the Amendments. The Amendments will be effective on or about March 28, 2005.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


Note 12 -- SUBSEQUENT EVENTS (continued)

At the February 4, 2005 Board of Director meeting the board approved the following:

o Amended a consulting agreement. The Board granted a three months extension and shall pay the consultant $100,000 shares of registered common stock at a 33% discount from the closing bid price.

o Amended the agreement with Gina Mouery. The Board granted a three-month extension and shall pay Gina Mouery $80,000 shares of registered common stock at a 33% discount from the closing bid price.

o Entered into a three-month consulting agreement. This agreement requires the individuals to provide executive assistants advice to the Company for three months. The individual is to be paid $189,000. The payments will be registered common shares issued in three equal installments of common stock at a 33% discount from the closing bid price for the day prior to issuing the shares.

o Entered into a three-month consulting agreement. This agreement requires Big Apple Consulting U.S.A., Inc. (Big Apple) to market and promote the Company to brokers and other investors. Big Apple is legally permitted to contact for three months. Big Apple is to be paid $120,000. The payments will be registered common shares issued in three equal installments of common stock at a 33% discount from the closing bid price for the day prior to issuing the shares.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below are the names and certain information regarding the individuals elected as directors of the Company.

Name                                Age          Positions Held

Joseph DiFrancesco                  62           President and a Director

Bernadette DiFrancesco              60           Vice President, Secretary and a
                                                 Director

Lawrence C. Oakley                  79           Director

Janice K. Battenberg                58           Directo

Robert J. McCarthy                  50           Director

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

Background of Directors and Executive Officers
----------------------------------------------

Joey DiFrancesco has served as a director and the President of the Company since November 1999. Mr. DiFrancesco has been a producer and director of children's television programs for more than 20 years. Prior to that, he was employed in the music publishing and record production business in New York City with Laurie Records, RCA, Columbia/Sony and MCA. From 1994 to November 1997, Mr. DiFrancesco served as the president and a director of St. Anthony's Entertainment, Inc., an entertainment company he founded. From January 1997 to January 1999, Mr. DiFrancesco served as president and a director of International Resorts and Entertainment, Inc., a Florida corporation in the vacation club business. This company was merged into Raven Moon in December 1998. Mr. DiFrancesco has been self-employed in the fields of television, audio and video programming for more than the past ten years. From November 1999 to date, Mr. DiFrancesco has served as President of Raven Moon Entertainment, Inc., a Florida corporation in the entertainment industry. Mr. DiFrancesco also serves as director of this company.

Bernadette DiFrancesco has served as Vice President and a director of the Company since November of 1999. Mrs. DiFrancesco has been self-employed for more than 20 years during which time she and Mr. DiFrancesco have produced television programs, developed the "Praise-R-cise" alternative to aerobic dancing, and produced 26 half hour episodes of "Curly's Kids" with former Harlem Globetrotter star Curly Neil, among other ventures. She has been actively involved in development of all of our present intellectual properties above. From January 1994 to January 1997, Mrs. DiFrancesco served as vice president of St. Anthony's Entertainment, Inc., a Florida corporation in the entertainment business. From January 1997 to January 1999, Mrs. DiFrancesco served as vice president of International Resorts and Entertainment, Inc., a vacation club company that merged into Raven Moon Entertainment, Inc. in December 1998.

Robert J. McCarthy is the President and Chief Executive Officer of Children's Rights Foundation, Inc., a non-profit, tax-exempt charity he founded in 1990, providing services in the field of child abuse prevention. From 1988 to 1991, Mr. McCarthy served as Executive Director of the Ursula Sunshine Child Abuse Prevention Organization. Between 1988 and 1993, Mr. McCarthy worked in commercial sales with NASCO, Inc. where he was consistently ranked among the top performers. Mr. McCarthy holds a Bachelor of Science degree form Springfield College, MA. In 1997, Mr. McCarthy was ordained a priest in the Order of Melchizedek.

Larry Oakley a featured speaker at numerous international investment conferences, created www.WallStreetCorner.com in 1998 with his wife Rosanne as the new editorial venue for his Conservative Speculator newsletter. Investors in 65 countries now regularly read Conservative Speculator, his editorial columns, & the Special Situation profiles. From 1984 to 1998 Mr. Oakley served as CEO of Guidera Communication Corp., a broker relations firm. He is a member of Raven Moon's Board of Advisors and his knowledge in accounting qualifies him according to Sarbane-Oxley as a candidate for the position of Chairman of the Finance Committee. Mr. Oakley holds a degree in Mechanical Engineering from George Washington University and management and accounting degree from College of the City of New York.

Janice K. Battenberg, Ed.D. is an Educational Psychologist and Business and Educational Consultant. Dr. Battenberg has a full range of experiences within the public and private corporate and educational industries. A few of her activities include: Executive Director of a not-for-profit private school (Academy Plus), fifteen years as manager of the Learning Support Center for St. Vincent Hospital and Stress Center, private practice, past university instructor, creator of touch sensitive and audible computer software for preschool through adults, and recipient of the Sagamore of the Wabash (Indiana's highest honor awarded by Indiana Governors). From 1968 to 1981, Dr. Battenberg held several teaching, administrative and consulting positions within the Indiana Public School System. From 1982 to present, Dr. Battenberg served in several senior management positions with a number of entities active in the field of education, learning and development. She has been on the Board of Advisors of Raven Moon Entertainment, Inc. for the past three years and has published a report on how the "Gina D's Kids Club" television programs meet FCC requirements. At the request of the Executive Producers she also has been instrumental this past year in reviewing and evaluating all new scripts prior to production so that they meet educational requirements and guidelines mandated by the FCC for children's programming. She has also broken ground with educators in China to have the "Gina D's Kids Club" videos and DVD's distributed to schools and other outlets and is planning a trip to meet with representatives in October 2004. Dr. Battenberg holds Bachelor degree in Psychology and Master Degree in Education from Butler University and doctorate in Special Education and Educational Psychology from Ball State University.

Meetings and Committees of the Board
------------------------------------

     The Board of Directors met [two] times during the 2004 fiscal year, and took action by written consent numerous times. The Board of Directors has an audit committee consisting of Ms. Battenberg and Messrs Oakley and McCarthy.

Compensation of Directors
-------------------------

     Ms. Battenberg and Messrs. Oakley and McCarthyreceive, each, $2,080. per month for their services as directors. Our policy is to reimburse non-employee directors for expenses actually incurred in connection with attending meetings of our board of directors. Directors and executive officers are also eligible for stock and option grants under our stock option plans as determined by our board of directors.

     Each directors received 150,000 shares of stock in September 2003 in exchange for canceling options and warrants. Stock was value at $53,625 each.

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten percent of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2003, except as set forth below, directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Each of the directors filed their Form 4's during the year 2004; however, these forms were not timely filed.

None of the directors timely filed Form 5 for the year 2004.

Item 10.  Executive Compensation.

         The following table sets forth the annual compensation of persons serving as executive officers of the Company.

----------------------- ----- ----- --------- ------------------------
 Name and                                        Other Compensation
 Principal Position      Age  Year   Salary            Paid
----------------------- ----- ----- --------- ------------------------
Joseph DiFrancesco       61
   President
----------------------- ----- ----- --------- ------------------------
                              2002   319,340
----------------------- ----- ----- --------- ------------------------
                              2003   382,579          $58,692
----------------------- ----- ----- --------- ------------------------
                              2004   459,095
----------------------- ----- ----- --------- ------------------------
Bernadette DiFrancesco
   Vice President        59
----------------------- ----- ----- --------- ------------------------
                              2002   106,254
----------------------- ----- ----- --------- ------------------------
                              2003   127,526          $58,691
----------------------- ----- ----- --------- ------------------------
                              2004   153,032
----------------------- ----- ----- --------- ------------------------



     The Company leases two automobiles for use by Joey and Bernadette
DiFrancesco. Each lease was recently renewed for a three-year term. One lease is for $832 per month, and the other is for $952 per month.


Option Grants
                                Individual Grants
-------------------------------------------------------------------------------------------------------------------
Name                        Number of
                            Shares             %of Total Options
                            Underlying      Granted to Employees in
                            Options               Fiscal Year             Exercise Price           Expiration Date
 Joey DiFrancesco           400,000                  20%                    12.5 (cent)                Nov 2012

 Bernadette DiFrancesco     400,000                  20%                    12.5 (cent)                Nov 2012

 Stephen Chrystie           400,000                   0                     12.5 (cent)                Nov 2012

 Anthony Arcari             400,000                   0                     12.5 (cent)                Nov 2012

 Norman Weinstock           400,000                   0                     12.5 (cent)                Nov 2012
--------------------------------------------------------------------------------------------------------------------


Options Exercised

--------------------------------------------------------------------------------------------------------------------

                           Shares                      Number of Shares              Value of Unexercised
                           Acquired                 Underlying Unexercised         In-The-Money Options at
                           On           Value     Options at Fiscal Year End         Fiscal Year End (1)
 Name                      Exercise   Realized     Exercisable/Unexercisable      Exercisable/Unexercisable

 Joey DiFrancesco             0           0                  400,000                           0

 Bernadette DiFrancesco       0           0                  400,000                           0

 Stephen Chrystie             0           0                  400,000                           0

 Anthony Arcari               0           0                  400,000                           0

 Norman Weinstock             0           0                  400,000                           0
--------------------------------------------------------------------------------------------------------------------





In May 2004, each director received $25,000 per year for each of the last 3 years ($75,000 total) for service on the Board during that period, payable in the form of cash and units of JB Toys, LLC.

Employment Agreements

     The Company has entered into an employment contract with Joseph and Bernadette DiFrancesco. At the October 19, 2004 Board of Directors meeting, the Board approved extending Joseph and Bernadette DiFrancesco's contract for an additional seven years after the current contract expires in exchange for a signing bonus of non-diluting preferred shares. The preferred shares shall be convertible to common stock at a 20% discount to market based upon the previous 10 day average and will carry non-diluting rights equivalent to 40% of the common shares issued and outstanding as long as the shares are held by Joseph and Bernadette DiFrancesco or their assigns. Under the terms of the agreement, the Company is obligated to make annual payments through November 15, 2012 as follows:


                 2005                               $  734,552
                 2006                               $  881,462
                 2007                               $1,057,775
                 2008                               $1,269,306
                 2009                               $1,523,167
                 2010                               $1,827,800
                 2011                               $2,193,360
                 2012                               $2,632,032


     In addition, Joseph and Bernadette DiFrancesco are to receive a "Founders" royalty of 10% for any entertainment revenue received by the Company for any entertainment project developed and or produced by the Company during the term of this agreement. This royalty will be paid between November 16th and December 31st in perpetuity.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information known to the company with respect to beneficial ownership of our common stock as of December 31, 2004. The table lists: (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each director, (iii) each executive officer, and (iv) all of our directors and executive officer(s) as a group. Except as noted, each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned by such person.

------------------------------------------- ------------------ -------------

   Name and Address of Beneficial Owner      Number of Shares   % Ownership
------------------------------------------- ------------------ -------------

   Joseph & Bernadette DiFrancesco, JT TEN
   2221 Springs Landing Blvd.                   24,088,384         3.54
   Longwood, FL 32779
------------------------------------------- ------------------ -------------

   Janice K. Battenberg
   11135 Rolling Spring Dr.                      5,953,333          0.87
   Carmel, IN 46033
------------------------------------------- ------------------ -------------

   Robert J. McCarthy
   615 Benedict Way                              4,433,333          0.65
   Casselberry, FL 32707
------------------------------------------- ------------------ -------------

   Lawrence Oakley
   103 Ft. Beauregard Ln.                        4,533,333          0.67
   Blufton, SC 29909
------------------------------------------- ------------------ -------------

   All executive officers and                    39,008,383         5.73
   directors as a group
------------------------------------------- ------------------ -------------
* Less than 1%


Item 12.  Certain Relationships and Related Transactions.

     Company is affiliated through ownership of shares of the Company's common stock by the following companies:

                   J. & B. DiFrancesco, Inc.
                   WEE-OOO, LTD.
                   Beyond the Kingdom, Inc.
                   T.V. Toys, Inc.
                   2221 Music
                   Clubhouse Videos, Inc.

     The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the year ended December 31, 2004 and 2003:

                                          2004                         2003
                                          ----                         ----

                                       $7,614,947                   $3,089,546
                                       ==========                   ===========

     The Company paid Gina Mouery, the hostess for the "Gina D's Kids Club Show" and the daughter of Joey DiFrancesco, President and Chief Executive Officer of the Company, $24,000 advance on future royalties for the year ended December 31, 2004 and 2003, respectively.

     The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $9,000 for the years ended December 31, 2004 and 2003, respectively.

     On May 1, 2004, Gina Mouery entered into a ten-month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Ms. Mouery is to assist the Company as a Co-executive Producers and Promotional Celebrity Talent for promotion and production of the Company's products and services. Ms. Mouery will be paid $1,000,000 of registered shares of common stock in ten equal installments priced at a 50% discount from the closing bid price for the preceding ten days.

During the year ended December 31, 2004 and 2003 Gina Mouery was granted options for 19,224,133 and 8,792,963 shares of common stock, respectively. The fair value of these options at December 31, 2004 and 2003 was $573,008 and $545,000, respectively. On September 16, 2003 the agreement with Gina Mouery was amended, whereby all options and warrants outstanding were replaced with 1,125,000 shares of common stock valued at $404,000. In addition, Gina Mouery was granted 250,000 options for common stock valued at $73,600.

     During the years ended December 31, 2004 and 2003 Gina Mouery exercised 19,224,113 options for $458,070 and 8,832,963 options for shares of common stock for $519,669, respectively.

     During the years ended December 31, 2004 and 2003 Gina Mouery was granted 85,360,992 and 1,325,00 shares of common stock for talent fees, respectively.

     On April 11, 2001, the Company entered into an agreement with Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina D's Kids Club Show", ("Gina D's") which were created by Joseph and Bernadette DiFrancesco. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002.

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

     On March 4, 2004 the Board of Directors approved extending the option agreement which expires April 11, 2004, with Joseph and Bernadette DiFrancesco, for rights to " Gina D's". The extension is for a ten-year period without restrictions or requirements, except for bankruptcy, insolvency or takeover of the Company by a person or entity not approved by the CEO.

     Joseph and Bernadette DiFrancesco received 100 units of JB Toys, LLC on March 5, 2004. These units were issued to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco.

     On April 10, 2004, Joseph and Bernadette DiFrancesco received 10,000,000 restricted shares of Raven Moon Entertainment, Inc. common stock. Joseph and Bernadette DiFrancesco shall also receive a fee of $750,000 per year for ten years beginning in January 2004, or 10% of all gross revenues from worldwide licensing and merchandising revenues received by Raven Moon Entertainment, Inc. or JB Toys, LLC, whichever is greater.

     On June 1, 2004, the agreement with Joseph and Bernadette DiFrancesco for the rights to "Gina D's" was further amended. If the Company grants a license to any third party for "Gina D's", the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

     On August 13, 2003 the Company, through its subsidiary JB Toys, LLC, granted Bernadette DiFrancesco 200 units of Class B memberships for the rights to the "Cuddle Bugs". In addition Bernadette DiFrancesco is to receive 15% of the revenues of JB Toys, LLC for a ten-year period.

     On October 10, 2003 the Board of directors granted to WEE-OOO, LTD 400,000 shares of common stock for consulting services rendered.

     On June 1, 2004 the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $100,000 and 15 units of Class B memberships of JB Toys for the rights to Mr. Bicycle Man. In addition, Joseph and Bernadette DiFrancesco are to receive 15% of the revenues of JB Toys, LLC for a ten-year period.

     On June 1, 2004 the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $250,000 and 10,000,000 of common restricted stock of Raven Moon Entertainment, Inc. for the rights to "The Search for the Amazon Queen." In addition, Joseph and Bernadette DiFrancesco are to receive $100,000 per year beginning year two through year ten plus 25% of gross revenue derived by JB Toys for "The Search for the Amazon Queen". Also, if JB Toys grants a license to any third party for Mr. Bicycle Man, the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

     Joseph and Bernadette DiFrancesco were granted 41,269,549 and 550,000 shares of common stock during the years ended December 31, 2004 and 2003.

     Joseph and Bernadette DiFrancesco were granted 320,000 shares of convertible preferred stock as a signing bonus for extending their employment contract during the year ended December 31, 2004.

     On August 14, 2002 the Company entered into a Consulting and Marketing Agreement with David Mouery, the son-in-law of Joseph DiFrancesco, President and Chief Executive Officer of the Company. The Company issued 600,000 shares of common stock and options for 3,600,000 shares of common stock to David Mouery. The option exercise price of the common stock is calculated at a 50% discount from the closing bid price for the ten trading days immediately preceding the date of exercise.

     On May 1, 2004, David Mouery entered into a twelve month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Mr. Mouery is to assist the Company as entertainment attorney for legal matters and contracts for the Company's products and services. Mr. Mouery will be paid $120,000 of registered shares in twelve equal installments of common stock priced at a 50% discount from the closing bid price for the preceding ten days.

     During the year ended December 31, 2004, David Mouery was not granted any options. During the year ended December 31, 2003, David Mouery was granted options for 3,100,124 shares of common stock for production services. On September 16, 2003, the agreement with David Mouery was amended, all options and warrants outstanding were replaced with a grant of 250,000 options for common stock.

     During the year ended December 31, 2004, David Mouery did not exercise any options. During the year ended December 31, 2003, David Mouery exercised 3,984,018 options for common stock for $218,130.

     During the year ended December 31, 2004 David Mouery was granted 8,658,148 shares of common stock valued at $95,810.

     During the year ended December 31, 2004, Beyond the Kingdom purchased 74 units of the Private Placement Offering for $740,000. Raven Moon refunded $590,000 of Beyond the Kingdom's purchases of units. Beyond the Kingdom has 15 units of the Private Placement Offering, which were acquired for $150,000.

The directors were granted the following common stock options for a ten-year term:

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

     The outside Board of Directors were granted 14,600,000 and 450,000 shares of common stock during the years ended December 31, 2004 and 2003. Also, the outside Board of Directors were paid $90,500 for directors fees for the year ended December 31, 2004.

     During the year ended December 31, 2004 and 2003, loans from officers, directors, senior management and related parties are summarized as follows:

                                                    2004            2003
                                                    ----            ----

                Balance at beginning of year      $   -           $ 18,000
                Increase in loans                   37,500            -
                Payments on loans                     -            (18,000)
                                                  --------        --------
                Balance at end of period          $ 37,500        $   -
                                                  ========        ========

     In February 2003, $40,000 of Class B Member Investment loan was repaid to WEE-OOO, LTD from gross profits of JB Toys, LLC. In March an additional $51,000 of Class B Member Investment profit distribution was paid to WEE-OOO, LTD from gross profits of JB Toys, LLC.

     On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each songwriter to receive 2,500,000 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the year ended December 31, 2004, Raven Moon paid $80,000 to 2221 Music.

     At the August 12, 2004 Board of Directors meeting, the Board granted Joseph and Bernadette DiFrancesco, the officers of the Company, a bonus of 10,000,000 shares of common restricted non-diluting stock to be delivered on September 1, 2004 and then each year on the first day of September for the next two years as an extension of their employment agreement.

     Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the years ended December 31, 2004 and 2003:

                                             2004                 2003
                                             ----                 ----
Beginning balance                         $  251,696           $  186,383
Accrued for administrative salary            612,128              510,105
Accrued production fee                     1,295,000              117,383
Payments to Officers                      (1,237,420)            (562,175)
Refund of fees collected by Officers         375,000                 -
Forgiveness of accruals                   (  750,000)                -
                                          ----------           ----------
Ending balance                            $  546,404           $  251,696
                                          ==========           ==========

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

(b) Reports on Form 8-K. No reports were filed on Form 8-K for the year ended December 31, 2004.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Audit fees billed to the Company by Richard L. Brown & Company, P.A. ("Brown & Company") for auditing the Company's annual consolidated financial statements for the fiscal year ended December 31, 2004, were $28,450, and for reviewing the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q
$15,350.

All Other Fees

All other fees, billed by Brown & Company with respect to the fiscal year ended
December 31, 2004 amounted to   $1,900.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON ENTERTAINMENT, INC.


By:  /s/  Joseph DiFrancesco                               Date:  March 29, 2005
   ----------------------------------------
          Joseph DiFrancesco, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title


By:  /s/  Joseph DiFrancesco                               Date:  March 29, 2005
   ---------------------------------------
          Joseph DiFrancesco
          President and Director
          (Principal Executive Officer and
          Principal Financial Officer)


By:  /s/  Lawrence C. Oakley                               Date:  March 29, 2005
   ---------------------------------------
          Lawrence C. Oakley
          Director


By:  /s/  Janice K. Battenberg                             Date:  March 29, 2005
   --------------------------------------
          Janice K. Battenberg
          Director




By:  /s/  Robert J. McCarthy                               Date:  March 29, 2005
   --------------------------------------
          Robert J. McCarthy
          Director



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
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.2                Bylaws of YBOR CITY SHUTTLE SERVICE, INC.        Incorporated by reference from Exhibit
                                                                       3(ii) to the Company's Registration
                                                                       Statement on Form 10-SB filed with the SEC
                                                                       on August 3, 1998
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.3                Plan of Merger dated October 21, 1998, and       Incorporated by reference from the Company
                      Articles of Merger by and among Raven Moon       Report on Form 10-QSB filed with the SEC on
                      Entertainment,  Inc., Ybor City Shuttle          November 19, 2001
                      Service,  Inc. and International  Resorts and
                      Entertainment  Group, Inc. dated December 18,
                      1998
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.4                Amendment to the Articles of Incorporation of    Incorporated by reference from the Company
                      Raven Moon International, Inc. filed with the    Report on Form 8-K filed with the SEC on
                      Florida Department of State on June 30, 1999     March 30, 1999
   ------------------ ------------------------------------------------ ---------------------------------------------
   3.5                Amendment to the Articles of Incorporation of    Incorporated by reference from Exhibit A to
                      Raven Moon International, Inc. filed with the    the Company's Information Statement on
                      Florida Department of State on December 4,       Schedule 14-C filed with the SEC on
                      2000, effective January 1, 2001                  November 30, 2001.
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





   ------------------ ------------------------------------------------ ---------------------------------------------
   10.27              2004 Equity Compensation Plan                    Incorporated by reference from the Company's
                                                                       registration statement on Form S-8 filed
                                                                       with the SEC on January 16, 2004.
   ------------------ ------------------------------------------------ ---------------------------------------------
   10.28              Amended and Restated Fiscal 2004 Equity          Incorporated by reference from the
                      Compensation Plan                                Company's registration statement on Form
                                                                       S-8 filed with the SEC on December 10, 2004.
   ------------------ ------------------------------------------------ ---------------------------------------------
   23.2               Consent of Richard L. Brown & Company, P.A.,     Filed herewith.
                      independent public accountants.
   ------------------ ------------------------------------------------ ---------------------------------------------
   31                 Section 302 Certification                        Filed herewith.
   ------------------ ------------------------------------------------ ---------------------------------------------
   32                 Certification Pursuant to 18                     Filed herewith.
                      U.S.C. Section 1350, as Adopted by Section 906
                      of the Sarbanes-Oxley Act of 2002.
   ------------------ ------------------------------------------------ ---------------------------------------------


                                                         54