Form 10QSB
period 2005-03-31
RAVEN MOON ENTERTAINMENT  INC
filed 2005-05-16
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period ended March 31, 2005

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

     The number of shares outstanding of the Registrant's Common Stock as of May 15, 2005 was 2,165,973,914. Transitional Small Business Disclosure Format:
Yes |   | No | X |

                                TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION                                             Page

Item 1.    Financial Statements:

           Unaudited Balance Sheet at March 31, 2005                           2

           Unaudited Statement of Operations for the Three Months              3
           Ended March 31, 2005 and 2004

           Consolidated Statements of Changes in Deficit in
           Stockholders' Equity for the three months ended
           March 31, 2005 and 2004 (unaudited)                                 4

           Unaudited Statement of Cash Flows for the Three Months              5
           Ended March 31, 2005 and 2004

           Notes to Financial Statements                                   6 -19

Item 2.    Management's Discussion and Analysis of Financial Condition        20
           and Results of Operations

Item 3.    Controls and Procedures, Evaluation of Disclosure Controls         22
           and Procedures


Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  23

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.       23

Item 3.    Defaults Upon Senior Securities                                    23

Item 4.    Submission of Matters to a Vote of Security Holders                23

Item 5.    Other Information                                                  23

Item 6.    Exhibits                                                           24



                                     Part I.

Item 1.  Financial Statements



                               RAVEN MOON ENTERTAINMENT, INC.
                                 Consolidated Balance Sheet
                                       March 31, 2005
                                         (unaudited)



ASSETS

Cash and cash equivalents                                                       $     17,871
Other receivables                                                                     23,200

                                                                                $     41,071
                                                                                ============




LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Accrued salaries and wages payable to officers (Note 7)                         $    870,042
Accrued interest payable to third parties                                             31,500
Notes payable third parties (Note 5)                                                  60,000
Loans from shareholders (Note 5)                                                      62,000
Advance from Class B Members of LLC (Note 5)                                         197,500
                                                                                ------------

                 Total liabilities                                                 1,221,042


COMMITMENTS AND CONTINGENCIES (Note 8)

DEFICIT IN STOCKHOLDERS' EQUITY
            Preferred stock, $.0001 par value, authorized 800,000,000 shares;
                 issued and outstanding 9,734 shares                                       1
            Convertible series B preferred stock, .0001 par value, authorized
                 2,000,000 share, issued and outstanding 444,500 shares                   45
            Common stock, $.0001 par value, authorized 20,000,000,000 shares;
                 issued and outstanding 1,099,697,089 shares                         109,970
            Additional paid-in capital                                            27,913,735
            Accumulated deficit                                                  (29,203,722)
                                                                                ------------

                 Total deficit in stockholders' equity                            (1,179,971)

                                                                                $     41,071
                                                                                ============


See accompanying notes





                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                           Three months ended
                                                       --------------------------
                                                        March 31,      March 31,
                                                          2005           2004
                                                       -----------    -----------
REVENUES:
          Sales of plush toys                          $        13    $        70

COST OF GOOD SOLD                                             --             --
                                                       -----------    -----------

GROSS PROFIT                                                    13             70


EXPENSES:
          Consulting fees                                  271,992        533,277
          Production expense                               574,939      1,651,544
          Interest                                           1,500          1,500
          General and administrative expense               390,531        258,592
                                                       -----------    -----------

             Total expenses                              1,238,962      2,444,913
                                                       -----------    -----------

Net (loss) before proportionate share Clubhouse
       Videos, Inc.'s loss                              (1,238,949)    (2,444,843)


Proportionate share of Clubhouse Videos, Inc.'s loss          --          (29,933)
                                                       -----------    -----------
Net (loss)                                             $(1,238,949)   $(2,474,776)
                                                       ===========    ===========

Net (loss) per share from continuing operations        $  (0.00198)   $  (0.02717)
                                                       ===========    ===========

Proportionate share of Clubhouse Videos, Inc.'s loss   $      --      $  (0.00033)
                                                       ===========    ===========

Net (loss) per share                                   $  (0.00198)   $  (0.02750)
                                                       ===========    ===========


See accompanying notes

                                        3



                                             RAVEN MOON ENTERTAINMENT, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                                   For the three months ended March 31, 2005 and 2004
                                                       (unaudited)



                                                                                                  Preferred Stock
                                                                                          -----------------------------
                                                                Preferred Stock                      Series B
                                                        ------------------------------    -----------------------------
                                                            Shares          Amount           Shares          Amount
                                                        -------------    -------------    -------------   -------------

Balance December 31, 2003                                     119,695    $          12             --     $        --

   Preferred stock cancelled                                 (109,561)             (11)            --              --
   Common stock options granted for expenses                     --               --               --              --
   Common stock options granted to related party                 --               --               --              --
   Shares issued for accounts payable                            --               --               --              --
   Shares issued for expenses                                    --               --               --              --
   Exercise of options                                           --               --               --              --
   Exercise of options by related party                          --               --               --              --
   Net loss for the period                                       --               --               --              --
                                                        -------------    -------------    -------------   -------------
Balance March 31, 2004                                         10,134    $           1             --     $        --
                                                        =============    =============    =============   =============

Balance December 31, 2004                                       9,734    $           1          421,500   $          42

        Private Placement                                        --               --             15,500               2
        Private Placement to related parties                     --               --              7,500               1
        Common stock options granted for expenses                --               --               --              --
        Shares issued for expenses                               --               --               --              --
        Shares issued for expenses to related parties            --               --               --              --
        Exercise of options                                      --               --               --              --
        Net loss for the period                                  --               --               --              --
                                                        -------------    -------------    -------------   -------------
Balance March 31, 2005                                          9,734    $           1          444,500   $          45
                                                        =============    =============    =============   =============





                            RAVEN MOON ENTERTAINMENT, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                  For the three months ended March 31, 2005 and 2004
                                      (unaudited)



                                                                 Common Stock
                                                        -----------------------------
                                                           Shares          Amount
                                                        -------------   -------------

Balance December 31, 2003                                  62,287,523   $       6,229

   Preferred stock cancelled                                     --              --
   Common stock options granted for expenses                     --              --
   Common stock options granted to related party                 --              --
   Shares issued for accounts payable                       1,816,138             182
   Shares issued for expenses                                 250,000              25
   Exercise of options                                     30,480,603           3,048
   Exercise of options by related party                    19,224,133           1,922
   Net loss for the period                                       --              --
                                                        -------------   -------------
Balance March 31, 2004                                    114,058,397   $      11,406
                                                        =============   =============

Balance December 31, 2004                                 387,538,443   $      38,754

        Private Placement                                        --              --
        Private Placement to related parties                     --              --
        Common stock options granted for expenses                --              --
        Shares issued for expenses                        443,603,991          44,360
        Shares issued for expenses to related parties     259,971,322          25,997
        Exercise of options                                 8,583,333             858
        Net loss for the period                                  --              --
                                                        -------------   -------------
Balance March 31, 2005                                  1,099,697,089   $     109,970
                                                        =============   =============

                                       4(Con't)




                                     RAVEN MOON ENTERTAINMENT, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                           For the three months ended March 31, 2005 and 2004
                                               (unaudited)



                                                        Additional
                                                          paid-in       Accumulated
                                                          capital         deficit           Total
                                                       -------------   -------------    -------------
Balance December 31, 2003                               $  16,901,874   $ (17,321,354)   $    (413,239)

   Preferred stock cancelled                                       11            --               --
   Common stock options granted for expenses                  872,494            --            872,494
   Common stock options granted to related party              573,008            --            573,008
   Shares issued for accounts payable                          82,022            --             82,204
   Shares issued for expenses                                   6,475            --              6,500
   Exercise of options                                        813,612            --            816,660
   Exercise of options by related party                       456,148            --            458,070
   Net loss for the period                                       --        (2,474,776)      (2,474,776)
                                                        -------------   -------------    -------------
Balance March 31, 2004                                  $  19,705,644   $ (19,796,130)   $     (79,078)
                                                        =============   =============    =============

Balance December 31, 2004                               $  27,034,413   $ (27,964,773)   $    (891,563)

        Private Placement                                     154,998            --            155,000
        Private Placement to related parties                   74,999            --             75,000
        Common stock options granted for expenses               9,367            --              9,367
        Shares issued for expenses                            412,206            --            456,566
        Shares issued for expenses to related parties         218,273            --            244,270
        Exercise of options                                     9,479            --             10,338
        Net loss for the period                                  --        (1,238,949)      (1,238,949)
                                                        -------------   -------------    -------------
Balance March 31, 2005                                  $  27,913,735   $ (29,203,722)   $  (1,179,971)
                                                        =============   =============    =============


See accompanying notes

                                                4(Con't)




                                          RAVEN MOON ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)



                                                                                         Three months ended
                                                                                       --------------------------
                                                                                        March 31,      March 31,
                                                                                          2005           2004
                                                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                                                    $(1,238,949)   $(2,474,776)
         Adjustments to reconcile net loss to net cash (used)
                 by operating activities:
                       (Decrease) in accounts payable to third parties                        --          (29,500)
                       Increase (decrease) in accrued wages and salaries to officers       323,638       (104,659)
                       Increase in accrued interest to third parties                         1,500          1,500
                       Common stock options granted for expenses                             9,367      1,445,503
                       Shares issued for expenses                                          700,837          6,500
                                                                                       -----------    -----------

                                      Net cash (used) by operations                       (203,607)    (1,155,432)
                                                                                       -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of convertible preferred stock                                 230,000           --
         Proceeds from exercise of options                                                  10,338      1,274,730
         Notes payable  officers                                                           (37,500)          --
                                                                                       -----------    -----------

                                       Net cash provided by financing activities           202,838      1,274,730


         Net (decrease) increase in cash                                                      (770)       119,298


         Cash at beginning of period                                                        18,641         77,961
                                                                                       -----------    -----------

         Cash at end of period                                                         $    17,871    $   197,259
                                                                                       ===========    ===========


See accompanying notes

                                                        5

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)


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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)



Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NET (LOSS) INCOME PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. On October 19, 2004, the Board of Directors amended the Articles of Incorporation to give full voting rights to all preferred shareholders. The weighted-average number of shares outstanding was 624,975,378 and 89,968,902 for the three months ended March 31, 2005 and 2004, respectively.

INCOME TAXES -- The Company has incurred approximately $29,200,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

INVESTMENTS IN COMMON STOCK -- The investment in Clubhouse Videos, Inc. is approximately 7% of the outstanding common stock, but because the Company can significantly influence the operating and financial policies of Clubhouse Videos, Inc. the Company accounts for their investment under the equity method.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)


Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATIONS -- Certain amounts reported in previous years have been reclassified to the 2005 financial statement presentation.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)


Note 4 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC.

At December 31, 2003, the Company had purchased a total of 36.8 units of Raven Moon Home Video Products, LLC for $368,000. These purchases were converted into common stock of Clubhouse Video, Inc. as a result of the spin-off of the former wholly owned subsidiary. Following is a schedule of ownership for the three months ended March 31, 2005 and 2004:

                                                    2005               2004
                                                    ----               ----

Percent of Ownership                                7.0%               13.5%

Proportionate share of Clubhouse                 $    -
          Videos, Inc.'s loss                                       ($199,500)

Carrying value of Investment in
Clubhouse Videos, Inc.                           $    -              $   -

Underlying equity in net assets of
Clubhouse Videos, Inc.                           $    -              $   -

Following is summarized information about Clubhouse Videos, Inc. assets, liabilities and results of operations as of March 31, 2005 and 2004:

                                                    2005               2004
                                                    ----               ----

         Assets                                  $ 133,000          $ 143,567

         Liabilities                             $ 984,500          $ 974,503

         Results of operations (loss)            $    -             $ (47,384)


At March 31, 2005, Clubhouse Videos, Inc. has 115,000 shares of Preferred Stock Series A outstanding. The conversion premium for these shares is 125%. Conversion is based upon the amount invested ($115,000) divided by the average close price for the first 29 days of trading, then adjusted by the premium. Conversion is automatic on the thirtieth day of trading. The effect of this conversion cannot be determined at this time.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)


Note 5 -- DEBT

Debt for the company consists of the following:

Notes payable to third parties bear interest at 10% annually. These are demand notes, and are unsecured.

Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock in 2000 and are also entitled to gross revenue royalty fees of the gross revenue of the Company for ten years. The royalties range from .0125% to .5% of gross revenues. No royalties were earned in 2005 and 2004.

There are two types of Class B units:

1) The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of March 31, 2005.

2) The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received an amount equal to their initial investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to receive 85% of all gross profits of the LLC derived from the sale of product on an annual basis. As of March 31, 2005, the Company has exchanged 100 units to WEE-OOO, LTD, a related party, for a ten year extension of the option agreement for the rights to Gina D's, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.50 units to members of the Board of Directors for services provided in 2002, 2003 and 2004, and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man.

The Class B members have no voting rights. The cash advances from Class B members who contributed cash have been recorded as a liability because all advances must be repaid prior to any distributions to the parent company.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)


Note 6 - Common Stock

The Company has amended its Articles of Incorporation to increase the number of authorized shares of Common Stock to 20,000,000,000 shares. With respect to the Amendment, the Board of Directors of the Company has approved, and the shareholders owning a majority of the issued and outstanding voting shares outstanding as of March 1, 2005, have consented in writing to the Amendment. Such approval and consent are sufficient under Section 607.0704 of the Florida Business Corporation Act and the Company's Bylaws to approve the Amendments. The Amendment was effective on or about March 28, 2005.

Note 7 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:

                   J. & B. DiFrancesco, Inc.
                   WEE-OOO, LTD.
                   Beyond the Kingdom, Inc.
                   T.V. Toys, Inc.
                   2221 Music
                   Clubhouse Videos, Inc.

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the three months ended March 31, 2005 and 2004:

                                      2005                       2004
                                      ----                       ----

                                   $368,464                    $897,635
                                   ========                    ========

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $6,000 as an advance on future royalties for the three months ended March 31, 2005 and 2004, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $2,200 for the three months ended March 31, 2005 and 2004, respectively. This reimbursement is included in the general and administrative expenses.

On May 1, 2004, Gina Mouery entered into a ten-month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Ms. Mouery is to assist the Company as a Co-executive Producers and Promotional Celebrity Talent for promotion and production of the Company's products and services. Ms. Mouery will be paid

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

$1,000,000 of registered shares of common stock in ten equal installments priced at a 50% discount from the closing bid price for the preceding ten days. On February 4, 2005, the Board of Directors amended the agreement with Gina Mouery. The Board granted a three-month extension and shall pay Gina Mouery $80,000 for the three-month period. The payments were made with registered shares of common stock at a 33% discount from the closing bid price.

During the three months ended March 31, 2005, Gina Mouery was not granted options. During the three months ended March 31, 2004, Gina Mouery was granted options for 19,224,133 shares of common stock for talent fees. The fair value of these options at March 31, 2004, was $573,008 and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the three months ended March 31, 2004, Gina Mouery exercised 19,224,113 options for $458,070.

During the three months ended March 31, 2005, Gina Mouery was granted 227,844,050 shares of common stock for talent fees. The fair value of these shares of common stock was $200,000. During the three months ended March 31, 2004, Gina Mouery was not granted any shares of common stock. The fair value of the common stock was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On April 11, 2001, the Company entered into an agreement with Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina D's Kids Club Show", ("Gina D's") which were created by Joseph and Bernadette DiFrancesco, in exchange for 1,200,000 shares of common stock. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002.

On May 17, 2002, the Company made an addendum to the expired Option Agreement, in exchange for $100,000 note payable to Joseph and Bernadette DiFrancesco and a non-refundable grant of 800,000 shares of common stock, valued at $390,000, and provided that the terms, conditions and payment due in the Agreement dated April 11, 2001, are met and fulfilled by April 11, 2003, the option agreement granted to the Company on April 11, 2001, shall be in force for a period of twenty (20) years. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to charge option rights to intellectual properties $490,000 during 2002.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

On March 4, 2004, the Board of Directors approved extending the option agreement which expires April 11, 2004, with Joseph and Bernadette DiFrancesco, for rights to " Gina D's". The extension is for a ten-year period without restrictions or requirements, except for bankruptcy, insolvency or takeover of the Company by a person or entity not approved by the CEO. As part of extending the option agreement on April 10, 2004, Joseph and Bernadette DiFrancesco received 100 units of JB Toys, LLC. These units were issued to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco. (See Note 5.) Also, Joseph and Bernadette DiFrancesco received 10,000,000 restricted shares of Raven Moon Entertainment, Inc. common stock. Joseph and Bernadette DiFrancesco shall also receive a fee of $750,000 per year for ten years beginning in January 2004, or 10% of all gross revenues from worldwide licensing and merchandising revenues received by Raven Moon Entertainment, Inc. or JB Toys, LLC, whichever is greater. The shares of stock were valued at $195,000, and charged to intellectual property expense.

On June 1, 2004, the agreement with Joseph and Bernadette DiFrancesco for the rights to "Gina D's" was further amended. If the Company grants a license to any third party for "Gina D's", the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

On June 1, 2004, the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $100,000 and 15 units of Class B memberships of JB Toys for the rights to Mr. Bicycle Man. (See Note 5.) The $100,000 was charged to option rights to intellectual property for the year ended December 31, 2004, because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. In addition, Joseph and Bernadette DiFrancesco are to receive 15% of the revenues of JB Toys, LLC for a ten-year period. Also, if JB Toys grants a license to any third party for Mr. Bicycle Man, the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

On June 1, 2004, the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $250,000 and 10,000,000 of common restricted stock of the Company for the rights to "The Search for the Amazon Queen." The fair value of the common stock was $195,000, which was charged to option rights to intellectual property for the year ended December 31, 2004, because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. In addition, Joseph and Bernadette DiFrancesco are to receive $100,000 per year beginning year two through year ten plus 25% of gross revenue derived by JB Toys for "The Search for the Amazon Queen". Also, if JB Toys grants a license to any third party for "The Search for the Amazon Queen," the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

Joseph and Bernadette DiFrancesco were granted 7,818,273 shares of common stock during the three months ended March 31, 2005. The fair value of these shares was $11,688. During the three months ended March 31, 2004, Joseph and Bernadette DiFrancesco were not granted any shares of common stock. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Joseph and Bernadette DiFrancesco were granted 320,000 shares of convertible preferred stock during the year ended December 31, 2004. The fair value of these shares was $3,200,000 and the fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

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

The outside Board of Directors were granted 3,699,999 and 500,000 shares of common stock during the three months ended March 31, 2005 and 2004, respectively. The fair value of these shares was $3,848 and $22,750 for the three months ended March 31, 2005 and 2004, respectively. Also, the outside Board of Directors were paid $28,750 for directors fees for the three months ended March 31, 2005. The fair value of the common stock granted and director fees paid were charged to consulting fees for the three months ended March 31, 2005 and 2004.

During the three months ended March 31, 2005 and 2004, loans from officers, directors, senior management and related parties are summarized as follows:

                                                   2005                2004
                                                   ----                ----

              Balance at beginning of year      $  37,500           $    -
              Increase in loans                      -                   -
              Payments on loans                   (37,500)               -
                                                ---------           ---------
              Balance at end of period          $    -              $    -
                                                =========           =========

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each songwriter to receive 2,500,000 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the three months ended March 31, 2005, Raven Moon paid $40,000 to 2221 Music. The payments were charged to general and administrative expenses because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On August 12, 2004, the Board of Directors granted Joseph and Bernadette DiFrancesco, the officers of the Company, a bonus of 10,000,000 shares of common restricted non-diluting stock to be delivered on September 1, 2004, and then each year on the first day of September for the next two years as an extension of their employment agreement. These shares were valued at $130,000 and were charged to consulting fees for the years ended December 31, 2004.

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the three months ended March 31, 2005 and 2004:

                                                          2005          2004
                                                          ----          ----
         Beginning balance                             $  546,404    $  251,697
                  Accrued for administrative salary       179,159       136,858
                  Accrued production fee                  187,500       187,500
                  Payments to Officers                    (43,021)     (429,017)
                                                       ----------    ----------
         Ending balance                                $  870,042    $  147,038
                                                       ==========    ==========




Note 8 -- COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment contract with the officers, Joseph and Bernadette DiFrancesco. On October 19, 2004, the Board of Directors extended Joseph and Bernadette DiFrancesco's contract an additional seven years after the current contract expires in exchange for a signing bonus of non-diluting preferred shares. The preferred shares shall be convertible to common stock at a 20% discount to market based upon the previous 10 day average and will carry non-diluting rights equivalent to 40% of the common shares issued and outstanding as long as the shares are held by Joseph and Bernadette DiFrancesco or their assigns. Under the terms of the agreement, the Company is obligated to make the following annual payments through November 15, 2012:

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)


Note 8 -- COMMITMENTS AND CONTINGENCIES (continued)


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

On May 1, 2004, the Company entered into two consulting agreements. These agreements require the individuals to provide executive assistants advice and production services to the Company for a ten-month period. The individuals are to be paid $500,000 each. The payments will be made with registered trading shares of common stock issued in ten equal installments at a 50% discount from the closing bid price for the preceding ten days, commencing on May 1, 2004, and every month thereafter for nine months. On October 4, 2004, the Board of Directors amended these agreements increasing the compensation for November, December 2004, and January 2005 to $100,000 per month for each consulting agreement. On February 4, 2005, the Board of Directors amended these consulting agreements. The Company granted a three month extension and shall pay the consultants $100,000 each for the three-month period. The payment will be made with shares of registered common stock at a 33% discount from the closing bid price.

On February 4, 2005, the Board of Directors approved the following:

o Three-month consulting agreement. This agreement requires the individual to provide executive assistants advice to the Company for three months. The individual is to be paid $189,000 for the three-month period. The payments will be registered common shares issued in three equal installments of common stock at a 33% discount from the closing bid price for the day prior to issuing the shares.


o Three-month consulting agreement. This agreement requires Big Apple Consulting U.S.A., Inc. (Big Apple) to market and promote the Company to brokers and other investors. Big Apple is to be paid $120,000 for the three-month period. The payments will be registered common shares issued in three equal installments of common stock at a 33% discount from the closing bid price for the day prior to issuing the shares.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)


Note 8 -- COMMITMENTS AND CONTINGENCIES (continued)

On August 12, 2004, the Board of Directors approved a new consultant compensation plan for 90,000,000 registered shares of common stock for key consultants currently under contract and new consultants that may be hired in the future. The Company has amended the consultant compensation plan and has issued the following common stock under the terms of this plan:

     Date                                       Shares of Common Stock

     August 20, 2004                                  20,000,000
     September 9, 2004                                20,000,000
     October 15, 2004                                 30,000,000
     November 15, 2004                                33,000,000
     December 10, 2004                                49,000,000
     January 14, 2005                                 95,000,000
     February 7, 2005                                196,000,000
     March 4, 2005                                   287,000,000
     March 28, 2005                                  287,000,000
     April 11, 2005                                1,375,649,953



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

Non-statutory options are granted at prices and terms determined by the board of directors. The following is a summary of options, granted, exercised, and outstanding:

                                                           Weighted  Average
                                                Shares       Exercise Price
                                                ------       --------------

Outstanding at December 31, 2003               2,000,000       $   .1250

         Granted                              49,704,736       $   .0291

         Exercised                            49,704,736       $   .0255
                                              ----------

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)



Note 9 -- STOCK OPTION PLAN (continued)

Outstanding at December 31, 2004               2,000,000       $   .1250

         Granted                               8,583,333       $   .0012

         Exercised                             8,583,333       $   .0012
                                               ---------

Outstanding at March 31, 2005                  2,000,000       $   .1250
                                               =========

The exercise price and the market value for common stock options granted in 2005 and 2004 is as follows:

Options granted                    Exercise Price              Fair Market Value
---------------                    --------------              -----------------

     2005
     ----

   8,583,333           $.0012                                       $  .0022

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




The weighted average fair value of options granted during 2005 and 2004 is $.0011 and $.0291, respectively. The weighted-average remaining life of options granted is 7.67 and 8.67 years at March 31, 2005 and 2004, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (unaudited)


NOTE 10-- PRIVATE PLACEMENT OFFERING

The Company has plans to raise $5,000,000 in a private placement offering to be used for working capital. The Company is offering units that consist of one share convertible Series B Preferred Stock and a warrant to purchase one hundred shares of common stock at a price of $10.00 per unit. The minimum purchase is $10,000. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase 100 common shares at $.10 per share, expires May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing price exceeds $.20 per share for at least thirty days ending on the third day prior to the mailing of the notice. Subsequent to March 31, 2005, the Company has sold an additional $115,000 in the private placement offerings, for a total of $1,384,000.

Note 11 -SUBSEQUENT EVENT

The following is a schedule of common stock issued to related parties subsequent to March 31, 2005:

Related Party                   Shares Issued
-------------                   -------------

David Mouery                      68,505,209
Gina Mouery                      228,876,000

Subsequent to March 31, 2005, third parties have been issued 557,400,825 shares of common stock.

On April 14, 2005, the Company, through its subsidiary JB Toys, LLC, agreed to pay Bernadette DiFrancesco $100,000 per year for ten years and 3.75 units of Class B memberships of JB Toys, LLC for the rights to the "Dino Bugs." In addition Bernadette DiFrancesco is to receive 10% of all gross revenue derived by JB Toys, LLC for the "Dino Bugs."

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

     We are well on our way to 40 episodes of "Gina D's Kids Club." We have produced 18 episodes of the half hour program. The production of "Gina D's Kids Club" has resulted in 18 DVD titles, a music library of over 100 original songs, and a cast of characters which are suitable for licensing and merchandising opportunities. Raven Moon's future revenue stream is dependant on its nationwide syndication of "Gina D's Kids Club" and its ability to continue to finance the production of the remaining 22 episodes of "Gina D's Kids Club". Once the company has the program in a position where it's airing 5 days a week on a station which is considered a destination for kids, management believes there are numerous opportunities in a billion dollar licensing and merchandising market for preschool kids.

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

     The "Gina D's Kids Club" began airing on television once a week in September 2004, through the efforts of our syndicator Role Entertainment. In order to maximize our airtime exposure to five days, we will have to produce an additional 22 half-hour episodes at an approximate cost of $5,500,000. As part of our business plan, the completion of a total of 40 episodes could create multiple revenue streams which includes worldwide licensing and merchandising opportunities for the videos, CD's, and toys that have been inspired by the show if the programs are well received by the viewers, the licensees and the retailers. Parents told us that they wanted better programming for their children, and we are committed to our goal of providing the very best in family values children's entertainment.

Results of Operations - three months ended March 31, 2005 and 2004

Revenue

     Revenues are generated from the sale of rights, licenses, and toys inspired by the children entertainment productions of Raven Moon Entertainment.

     Total revenues for the three months ending March 31, 2005 and March 31, 2004 were $13 and $70 respectively. The 2004 and 2003 revenues were generated by sales of plush toys.

Cost of Goods Sold

     Cost of goods sold for the three months ending March 31, 2005 and March 31, 2004 remained unchanged at $0.00.

Expenses

     Expenses for the three months ending March 31, 2005 and March 31, 2004 were $1,238,962 and $2,444,913, respectively, a decrease of $1,205,951.

     Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Net Loss

         During the three months ending March 31, 2005, the Company recorded a Net Loss of $1,238,949 as compared to a loss $2,474,776 for the three months ending March 31, 2004. The decrease of $1,235,827 is primarily attributable to the decrease in costs and expenses.

Income Taxes

         As a result of the loss made during the three months ending March 31, 2005, no provision was made for income taxes for the period.

Assets and Liabilities

     At March 31, 2005 the Company has $17,871 in cash, total assets of $41,071; a decrease of $770 from the same period ending March 31, 2004. Raven Moon increased its total liabilities from $933,404 at March 31, 2004 to $1,221,042 at March 31, 2005; an increase of $287,638. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

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

                                    Part II.

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Between May 2004 and April 2005, we issued 458,500 shares of our preferred stock and warrants to purchase additional 12,800,000 shares of common stock. The warrants are exercisable at an exercise price of $.10 per share. Each of the purchasers had a preexisting business relationship with the Company, was provided access to business and financial about the Company and had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in the Company. Accordingly, the investors were sophisticated" within the meaning of federal securities laws. Each certificate evidencing securities issued in the transaction included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits and Index of Exhibits

         31.
                  Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.
                  Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

         No reports were filed on Form 8-K for the period ended March 31, 2005.

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

                                            RAVEN MOON INTERNATIONAL, INC.
                                            (Registrant)


                                            By:  /s/  Joseph DiFrancesco
                                               --------------------------------
Date:  May 15, 2005                                   Joseph DiFrancesco,
                                                      President