Form 10QSB
period 2005-06-30
RAVEN MOON ENTERTAINMENT  INC
filed 2005-08-22
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period ended June 30, 2005

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

         Issuer's telephone number, including area code: (407) 304-4764
                                                         ---------------

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

     The number of shares outstanding of the Registrant's Common Stock as of August 18, 2005 was 15,031,047.

Transitional Small Business Disclosure Format:    Yes | |  No |X|

                                TABLE OF CONTENTS


                                                                            Page
Part I   FINANCIAL INFORMATION


Item 1.    Financial Statements:

           Consolidated Balance Sheet June 30, 2005 unaudited                  2

           Consolidated Statements of Operations
            For the six months and three months ended
            June 30, 2005 and 2004                                             3

           Consolidated Statements of Changes in Deficit
            in Stockholders' Equity
            For the six ended June 30, 2005 and 2004 unaudited                 4

           Consolidated Statements of Cash Flows
            For the six months and three months ended
            June 30, 2005 and 2004 unaudited                                   5

           Notes to Consolidated Financial Statements
            June 30, 2005 and 2004 unaudited                                   6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          21

Item 3.    Controls and Procedures, Evaluation of Disclosure Controls
           and Procedures                                                     23


Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  24
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.       24
Item 3.    Defaults Upon Senior Securities                                    24
Item 4.    Submission of Matters to a Vote of Security Holders                24
Item 5.    Other Information                                                  24
Item 6.    Exhibits                                                           25



                                     Part I.

Item 1.  Financial Statements




                             RAVEN MOON ENTERTAINMENT, INC.
                               Consolidated Balance Sheet
                                     June 30, 2005
                                       (unaudited)



                                         ASSETS
Cash and cash equivalents                                                 $     26,442
Other receivables                                                                1,000
                                                                          ------------

                                                                          $     27,442
                                                                          ============


                    LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY


Accrued expenses payable to officers                                      $  1,258,622
Accrued expenses                                                                   168
Accrued interest payable                                                        33,000
Notes payabe  related party                                                     50,000
Notes payable                                                                   60,000
Loans from shareholders                                                         62,000
Advance from Class B Members of LLC                                            197,500
                                                                          ------------

                 Total liabilities                                           1,661,290

COMMITMENTS AND CONTINGENCIES (see note 8)

DEFICIT IN STOCKHOLDERS' EQUITY
     Preferred stock, $.0001 par value, authorized 16,000,000 shares;
          issued and outstanding 9,734                                               1
     Convertible series B Preferred stock, $.0001 par value, authorized
          2,000,000 shares; issued and outstanding 421,000                          43
     Common stock, $.0001 par value, authorized 5,000,000,000 shares;
          issued and outstanding 5,444,416                                         539
     Additional paid-in capital                                             30,081,806
     Accumulated deficit                                                   (31,716,237)
                                                                          ------------

          Total deficit in stockholders' equity                             (1,633,848)
                                                                          ------------

                                                                          $     27,442
                                                                          ============


See accompanying notes






                                         RAVEN MOON ENTERTAINMENT, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the six months and three months ended June 30, 2005 and 2004
                                                   (unaudited)



                                                            Six months ended             Three months ended
                                                         June 30,       June 30,       June 30,       June 30,
                                                          2005           2004           2005           2004
                                                       -----------    -----------    -----------    -----------
REVENUES:
     Sales of plush toys and CD's                      $       666    $     1,609    $       653    $     1,539

COST OF GOOD SOLD                                              166            402            166            402
                                                       -----------    -----------    -----------    -----------

GROSS PROFIT                                                   500          1,207            487          1,137

EXPENSES:
     Consulting fees                                       892,810        901,392        620,818        368,115
     Production costs                                    1,947,914      2,858,213      1,372,975      1,206,669
     Option rights to intellectual property                840,000        840,000
     Interest                                                3,000          3,000          1,500          1,500
     General and administrative expense                    908,240        593,057        517,709        334,465
                                                       -----------    -----------    -----------    -----------

         Total costs and expenses                        3,751,964      5,195,662      2,513,002      2,750,749
                                                       -----------    -----------    -----------    -----------

Net (loss) before proportionate share of Clubhouse
    Videos, Inc.'s loss                                 (3,751,464)    (5,194,455)    (2,512,515)    (2,749,612)


Proportionate share of Clubhouse Videos, Inc.'s loss          --          (29,933)          --             --
                                                       -----------    -----------    -----------    -----------

Net (loss)                                             $(3,751,464)   $(5,224,388)   $(2,512,515)   $(2,749,612)
                                                       ===========    ===========    ===========    ===========

Net (loss)  per share before proportionate share of
  Clubhouse Videos, Inc.'s loss                        $     (2.33)   $    (44.55)   $     (0.97)   $    (19.22)
                                                       ===========    ===========    ===========    ===========

Proportionate share of Clubhouse Videos, Inc.'s loss
  per share                                            $      --      $     (0.26)   $      --      $      --
                                                       ===========    ===========    ===========    ===========

Net (loss)  per share                                  $     (2.33)   $    (44.81)   $     (0.97)   $    (19.22)
                                                       ===========    ===========    ===========    ===========


See accompanying notes





                                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                                 For the six months ended June 30, 2005 and 2004
                                                   (unaudited)



                                                                                         Preferred Stock
                                                                                   ----------------------------
                                                         Preferred Stock                     Series B
                                                   ----------------------------    ----------------------------
                                                      Shares          Amount          Shares          Amount
                                                   ------------    ------------    ------------    ------------
Balance December 31, 2003                               119,695    $         12            --      $
   Preferred stock retired                             (109,961)            (11)           --              --
   Private placement                                       --              --            44,000               4
   Common stock options granted for expenses               --              --              --              --
   Common stock options granted to related party           --              --              --              --
   Shares issued for accounts payable                      --              --              --              --
   Shares issued for expenses                              --              --              --              --
   Shares issued for expenses to related parties           --              --              --              --
   Exercise of options                                     --              --              --              --
   Exercise of options by related party                    --              --              --              --
   Net loss for the period                                 --              --              --              --
                                                   ------------    ------------    ------------    ------------

Balance June 30, 2004                                     9,734    $          1          44,000    $          4
                                                   ============    ============    ============    ============

Balance December 31, 2004                                 9,734    $          1         421,500    $         42

   Private Placement                                       --              --            15,500               2
   Private Placement to related parties                    --              --             7,500               1
   Preferred stock converted to common stock               --              --           (23,500)             (2)
   Common stock options granted for                        --              --              --              --
   Shares issued for expenses                              --              --              --              --
   Shares issued for expenses to related parties           --              --              --              --
   Exercise of options                                     --              --              --              --
   Net loss for the period                                 --              --              --              --
                                                   ------------    ------------    ------------    ------------

Balance June 30., 2005                                    9,734    $          1         421,000    $         43
                                                   ============    ============    ============    ============





                                                RAVEN MOON ENTERTAINMENT, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                                        For the six months ended June 30, 2005 and 2004
                                                          (unaudited)
                                                          (Continued)



                                                          Common Stock            Additional
                                                   ---------------------------      paid-in       Accumulated
                                                      Shares         Amount         capital         deficit         Total
                                                   ------------   ------------   ------------    ------------    ------------
Balance December 31, 2003                                62,288   $          6   $ 16,908,097    $(17,321,354)   $   (413,239)

   Preferred stock retired                                 --             --             --              --              --
   Private placement                                       --             --          439,996            --           440,000
   Common stock options granted for expenses               --             --          872,494            --           872,494
   Common stock options granted to related party           --             --        --573,008            --           573,008
   Shares issued for accounts payable                     1,816              1         82,203            --            82,204
   Shares issued for expenses                            23,422              2        464,187            --           464,189
   Shares issued for expenses to related parties         32,400              3        670,799            --           670,802
   Exercise of options                                   30,481              3        816,657            --           816,660
   Exercise of options by related party                  19,244              2        458,068            --           458,070
   Net loss for the period                                 --             --             --        (5,224,388)     (5,224,388)
                                                   ------------   ------------   ------------    ------------    ------------

Balance June 30, 2004                                   169,651   $         17   $ 21,285,520    $(22,545,742)   $ (1,260,200)
                                                   ============   ============   ============    ============    ============

Balance December 31, 2004                               387,538   $         39   $ 27,073,128    $(27,964,773)   $   (891,563)

   Private Placement                                       --             --          154,998            --           155,000
   Private Placement to related parties                    --             --           74,999            --            75,000
   Preferred stock converted to common stock            979,166             98            (96)           --                 0
   Common stock options granted for                        --             --            9,367            --             9,367
   Shares issued for expenses                         2,350,618            235      1,738,926            --         1,739,161
   Shares issued for expenses to related parties      1,718,511            166      1,020,147            --         1,020,313
   Exercise of options                                    8,583              1         10,337            --            10,338
   Net loss for the period                                 --             --             --        (3,751,464)     (3,751,464)
                                                   ------------   ------------   ------------    ------------    ------------

Balance June 30., 2005                                5,444,416   $        539   $ 30,081,806    $(31,716,237)   $ (1,633,848)
                                                   ============   ============   ============    ============    ============


See accompanying notes

                                                          4 (Continued)




                                                  RAVEN MOON ENTERTAINMENT, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               For the six months and the three months ended June 30, 2005 and 2004
                                                            (unaudited)



                                                                              Six months ended             Three months ended
                                                                         --------------------------    --------------------------
                                                                           June 30,       June 30,       June 30,       June 30,
                                                                            2005           2004           2005           2004
                                                                         -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                             (3,751,464)   $(5,224,388)    (2,512,515)   $(2,749,612)
   Adjustments to reconcile net loss to net cash used
       by operating activities:
          Decrease in receivables from related party                          14,000           --           14,000           --
          Decrease in receivables from third party                             8,200           --            8,200           --
          Increase (decrease) in accounts payable to third parties               168        (29,500)           168           --
          Increase in accrued wages and salaries to officers                 712,218        706,579        388,580        811,237
          Increase in accrued interest to officers and related parties         3,000          3,000          1,500          1,500
          Common stock options granted for expenses                            9,367        872,494           --             --
          Common stock options granted for expenses to related parties          --          573,008           --             --
          Shares issued for expenses                                       1,739,161        464,189      1,282,595        457,689
          Shares issued for expenses to related parties                    1,020,313        670,802        776,042        670,802
                                                                         -----------    -----------    -----------    -----------

              Net cash (used) by operations                                 (245,037)    (1,963,816)       (41,430)      (808,384)
                                                                         -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of Class B Memberships                                   --          230,000           --          230,000
   Proceeds from private placement                                           230,000        440,000           --          440,000
   Proceeds from exercise of options                                          10,338      1,274,730           --             --
   Notes payable  officers                                                    12,500           --           50,000           --
                                                                         -----------    -----------    -----------    -----------
              Net cash provided by financing activities                      252,838      1,944,730         50,000        670,000
                                                                         -----------    -----------    -----------    -----------

   Net increase (decrease) in cash                                             7,801        (19,086)         8,570       (138,384)

   Cash and cash equivalents at beginning of period                           18,641         77,961         17,872        197,259
                                                                         -----------    -----------    -----------    -----------

   Cash and cash equivalents at end of period                            $    26,442    $    58,875    $    26,442    $    58,875
                                                                         ===========    ===========    ===========    ===========


                         NON  CASH FINANCING ACTIVITIES
                         ------------------------------

Shares issued for accounts payable                                       $      --      $    82,204    $      --      $      --
                                                                         ===========    ===========    ===========    ===========


See accompanying notes



                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


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

Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiaries JB Toys, LLC, Raven Animation, Inc. and Raven Moon Sales, Inc. (the Company). JB Toys, LLC will cease to exist on December 5, 2012. Inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION -- Revenue from distribution of plush toys and CD's are recognized upon receipt of payment or delivery of product, which does not vary significantly from the time the products are shipped.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


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

NET (LOSS) INCOME PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. On October 19, 2004, the Board of Directors amended the Articles of Incorporation to give full voting rights to all preferred shareholders. The weighted average number of shares outstanding was 1,609,250 and 116,600 for the six months ended June 30, 2005 and 2004, respectively. The weighted average number of shares outstanding was 2,582,710 and 143,040 for the three months ended June 30, 2005 and 2004, respectively.

INCOME TAXES -- The Company has incurred approximately $31,700,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

INVESTMENTS IN COMMON STOCK -- The investment in Clubhouse Videos, Inc. is approximately 7% of the outstanding common stock, but because the Company can significantly influence the operating and financial policies of Clubhouse Videos, Inc. the Company accounts for their investment under the equity method.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


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

STOCK SPLITS -- The Company adopted a 1000 to 1 reverse stock split on July 15, 2005 for common stock. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


Note 4 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC.

At December 31, 2003, the Company had purchased a total of 36.8 units of Raven Moon Home Video Products, LLC for $368,000. These purchases were converted into common stock of Clubhouse Video, Inc. as a result of the spin-off of the former wholly owned subsidiary. Also, the Company has loaned Clubhouse Videos, Inc. approximately $82,000 since 2003. The investment in Clubhouse Videos, Inc. and the loan have been written-off as the Company's proportionate share of Clubhouse Videos, Inc.'s loss. The following is a schedule of ownership for the six months ended June 30, 2005 and 2004:

                                            2005                  2004
                                            ----                  ----

Percent of Ownership                        7.0%               13.5%

Proportionate share of Clubhouse
          Videos, Inc.'s loss             $      -           ($  17,579)

Carrying value of Investment in
Clubhouse Videos, Inc.                    $      -            $      -

Underlying equity in net assets of
Clubhouse Videos, Inc.                    $      -            $      -

Following is summarized information about Clubhouse Videos, Inc. assets, liabilities and results of operations as of June 30, 2005 and 2004:

                                            2005                  2004
                                            ----                  ----

     Assets                               $     1,000         $   141,372

     Liabilities                          $   911,000         $   984,503

     Results of operations (loss)         $   (57,000)        $(   64,579)


At June 30, 2005, Clubhouse Videos, Inc. has 115,000 shares of Preferred Stock Series A outstanding. The conversion premium for these shares is 125%. Conversion is based upon the amount invested ($115,000) divided by the average close price for the first 29 days of trading, then adjusted by the premium. Conversion is automatic on the thirtieth day of trading. The effect of this conversion cannot be determined at this time.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


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

There are two types of Class B units:

1) The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of June 30, 2005.

2) The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received an amount equal to their initial investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to receive 85% of all gross profits of the LLC derived from the sale of product on an annual basis. As of June 30, 2005, the Company has exchanged 100 units to WEE-OOO, LTD, a related party, for a ten year extension of the option agreement for the rights to Gina D's, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.50 units to members of the Board of Directors for services provided in 2002, 2003 and 2004, and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man.

The Class B members have no voting rights. The cash advances from Class B members who contributed cash have been recorded as a liability because all advances must be repaid prior to any distributions to the parent company.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


Note 6 - Common Stock

The Company has amended its Articles of Incorporation to decrease the number of authorized shares of Common Stock from 20,000,000,000 to 5,000,000,000 shares. With respect to the Amendment, the Board of Directors of the Company has approved, and the shareholders owning a majority of the issued and outstanding voting shares outstanding as of June 13, 2005, have consented in writing to the Amendment. Such approval and consent are sufficient under Section 607.0704 of the Florida Business Corporation Act and the Company's Bylaws to approve the Amendments. The Amendment was effective on or about August 2, 2005.

Note 7 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:

                   J. & B. DiFrancesco, Inc.
                   WEE-OOO, LTD.
                   Beyond the Kingdom, Inc.
                   T.V. Toys, Inc.
                   2221 Music
                   Clubhouse Videos, Inc.

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the six months ended June 30, 2005 and 2004:

                            2005                         2004
                            ----                         ----

                         $1,218,886                   $2,509,808
                         ==========                   ===========

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $12,000 as an advance on future royalties for the six months ended June 30, 2005 and 2004, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $4,400 for the six months ended June 30, 2005 and 2004, respectively. This reimbursement is included in the general and administrative expenses.

On May 1, 2004, Gina Mouery entered into a ten-month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Ms. Mouery is to assist the Company as a Co-executive Producers and Promotional Celebrity Talent for promotion and production of the Company's products and services. Ms. Mouery will be paid

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


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

During the six months ended June 30, 2005, Gina Mouery was not granted options. During the six months ended June 30, 2004, Gina Mouery was granted options for 19,224,133 shares of common stock for talent fees. The fair value of these options at June 30, 2004, was $573,008 and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the six months ended June 30, 2004, Gina Mouery exercised 19,224,113 options for $458,070.

During the six months ended June 30, 2005, Gina Mouery was granted 1,469,700 shares of common stock for talent fees. The fair value of these shares of common stock was $884,112. During the six months ended June 30, 2004, Gina Mouery was granted 20,361 shares of common stock. The fair value of these shares of common stock was $436,000. The fair value of the common stock was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On April 11, 2001, the Company entered into an agreement with Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina D's Kids Club Show", ("Gina D's") which were created by Joseph and Bernadette DiFrancesco, in exchange for 1,200 shares of common stock. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002.

On May 17, 2002, the Company made an addendum to the expired Option Agreement, in exchange for $100,000 note payable to Joseph and Bernadette DiFrancesco and a non-refundable grant of 800 shares of common stock, valued at $390,000, and provided that the terms, conditions and payment due in the Agreement dated April 11, 2001, are met and fulfilled by April 11, 2003, the option agreement granted to the Company on April 11, 2001, shall be in force for a period of twenty (20) years. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to charge option rights to intellectual properties $490,000 during 2002.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

On March 4, 2004, the Board of Directors approved extending the option agreement which expires April 11, 2004, with Joseph and Bernadette DiFrancesco, for rights to " Gina D's". The extension is for a ten-year period without restrictions or requirements, except for bankruptcy, insolvency or takeover of the Company by a person or entity not approved by the CEO. As part of extending the option agreement on April 10, 2004, Joseph and Bernadette DiFrancesco received 100 units of JB Toys, LLC. These units were issued to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco. (See Note 5.) Also, Joseph and Bernadette DiFrancesco received 10,000 restricted shares of Raven Moon Entertainment, Inc. common stock. Joseph and Bernadette DiFrancesco shall also receive a fee of $750,000 per year for ten years beginning in January 2004, or 10% of all gross revenues from worldwide licensing and merchandising revenues received by Raven Moon Entertainment, Inc. or JB Toys, LLC, whichever is greater. The shares of stock were valued at $195,000, and charged to intellectual property expense.

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

On June 1, 2004, the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $250,000 and 10,000 shares of common restricted stock of the Company for the rights to "The Search for the Amazon Queen." The fair value of the common stock was $195,000, which was charged to option rights to intellectual property for the year ended December 31, 2004, because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. In addition, Joseph and Bernadette DiFrancesco are to receive $100,000 per year beginning year two through year ten plus 25% of gross revenue derived by JB Toys for "The Search for the Amazon Queen". Also, if JB Toys grants a license to any third party for "The Search for the Amazon Queen," the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

Joseph and Bernadette DiFrancesco were granted 7,818 shares of common stock during the six months ended June 30, 2005. The fair value of these shares was $11,688. During the six months ended June 30, 2004, Joseph and Bernadette DiFrancesco were not granted any shares of common stock. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Joseph and Bernadette DiFrancesco were granted 320,000 shares of convertible preferred stock during the year ended December 31, 2004, the stock was granted to TV Toys, Inc. The fair value of these shares was $3,200,000 and the fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. On May 31, 2005, TV Toys, Inc converted 22,000 shares of convertible preferred stock and received 979,166 shares of restricted common stock.

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

During the six months ended June 30, 2005 and 2004, David Mouery was not granted any options.

During the six months ended June 30, 2005, David Mouery was granted 237,273 shares of common stock with a fair value of $128,464. During the six months ended June 30, 2004 David Mouery was granted 2,039 shares of common stock with a fair value of $39,762. The fair value of the common stock was charged to consulting expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.


The directors were granted the following common stock options for a ten-year term:

           Date              Common Stock Options      Exercise Price per Share
           ----              --------------------      ------------------------

     November 29, 2002              2,000                      $ 130.00

These options were valued at $170,000 and charged to general and administrative expense.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

The outside Board of Directors were granted 3,700 and 500 shares of common stock during the six months ended June 30, 2005 and 2004, respectively. The fair value of these shares was $3,848 and $22,750 for the six months ended June 30, 2005 and 2004, respectively. Also, the outside Board of Directors were paid $42,000 for directors fees for the six months ended June 30, 2005. The fair value of the common stock granted and director fees paid were charged to consulting fees for the six months ended June 30, 2005 and 2004.

During the six months ended June 30, 2005 and 2004, loans from officers, directors, senior management and related parties are summarized as follows:

                                                2005          2004
                                                ----          ----

          Balance at beginning of year        $ 37,500      $    -
          Increase in loans                     50,000           -
          Payments on loans                    (37,500)          -
                                              --------      --------
          Balance at end of period            $ 50,000      $    -
                                              ========      ========

On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each songwriter to receive 2,500 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the six months ended June 30, 2005, Raven Moon paid $70,000 to 2221 Music. The payments were charged to general and administrative expenses because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On August 12, 2004, the Board of Directors granted Joseph and Bernadette DiFrancesco, the officers of the Company, a bonus of 10,000 shares of common restricted non-diluting stock to be delivered on September 1, 2004, and then each year on the first day of September for the next two years as an extension of their employment agreement. These shares were valued at $130,000 and were charged to consulting fees for the years ended December 31, 2004.

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the six months ended June 30, 2005 and 2004:

                                                        2005            2004
                                                        ----            ----
     Beginning balance                               $  546,404      $  251,697
              Accrued for administrative salary         358,318         298,598
              Accrued production fee                    475,000         920,000
              Payments to Officers                     (121,100)       (512,020)
                                                     ----------      ----------
     Ending balance                                  $1,258,622      $  958,275
                                                     ==========      ==========

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


Note 8 -- COMMITMENTS AND CONTINGENCIES (continued)

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

On August 12, 2004, the Board of Directors approved a new consultant compensation plan for 90,000 registered shares of common stock for key consultants currently under contract and new consultants that may be hired in the future. The Company has amended the consultant compensation plan and has issued the following common stock under the terms of this plan:

         Date                               Shares of Common Stock

         August 20, 2004                           20,000
         September 9, 2004                         20,000
         October 15, 2004                          30,000
         November 15, 2004                         33,000
         December 10, 2004                         49,000
         January 14, 2005                          95,000
         February 7, 2005                         196,000
         March 4, 2005                            287,000
         March 28, 2005                           287,000
         April 11, 2005                         1,375,650
         May 31, 2005                           3,091,800
         August 11, 2005                       12,500,000


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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)

Note 9 -- STOCK OPTION PLAN (continued)

Non-statutory options are granted at prices and terms determined by the board of directors. The following is a summary of options, granted, exercised, and outstanding:

                                                             Weighted  Average
                                          Shares              Exercise Price
                                          ------              --------------

Outstanding at December 31, 2003           2,000                 $125.00

         Granted                          49,704                 $ 29.10

         Exercised                        49,704                 $ 25.50
                                          ------

Outstanding at December 31, 2004           2,000                 $125.00

         Granted                           8,583                 $  1.20

         Exercised                         8,583                 $  1.20
                                          ------

Outstanding at June 30, 2005               2,000                 $125.00
                                          ======

The exercise price and the market value for common stock options granted in 2005 and 2004 is as follows:

Options granted              Exercise Price                  Fair Market Value
---------------              --------------                  -----------------

        2005
        ----

     8,583                      $1.20                            $  2.20

        2004
        ----

     7,384            1/2 of previous 10 days average price      $ 40.00
    12,480            1/2 of previous 10 days average price      $ 50.00
    19,894            1/2 of previous 10 days average price      $ 60.00
     8,044            1/2 of previous 10 days average price      $ 70.00
     1,903            1/2 of previous 10 days average price      $ 80.00

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


Note 9 -- STOCK OPTION PLAN (continued)

The weighted average fair value of options granted during 2005 and 2004 is $1.10 and $29.10, respectively. The weighted-average remaining life of options granted is 7.42 and 8.42 years at June 30, 2005 and 2004, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.


NOTE 10-- PRIVATE PLACEMENT OFFERING

The Company has plans to raise $5,000,000 in a private placement offering to be used for working capital. The Company is offering units that consist of one share convertible Series B Preferred Stock and a warrant to purchase one-tenth of a share of common stock at a price of $10.00 per unit. The minimum purchase is $10,000. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 expires May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing price exceeds $.20 per share for at least thirty days ending on the third day prior to the mailing of the notice. As of June 30, 2005, the Company has sold $1,384,000 of the private placement offerings.

Note 11 -SUBSEQUENT EVENT

The following is a schedule of common stock issued to related parties subsequent to June 30, 2005:

Related Party                               Shares Issued
-------------                               -------------

Gina Mouery                                 2,250,000
David Mouery                                  913,000

Subsequent to June 30, 2005, third parties have been issued 4,860,000 shares of common stock.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (unaudited)


Note 11 -SUBSEQUENT EVENT (continued)

On July 27, 2005, the Company entered into an agreement with Clubhouse Videos, Inc. in which Clubhouse Videos, Inc. shall transfer its inventory of "Cuddle Bugs" to the Company in exchange for the loans of approximately $82,000 made by the Company to Clubhouse Videos, Inc.

On August 9, 2005 the Company entered into an agreement with David Mouery ( the son in law of Joseph DiFrancesco, Chairman of the Board) to provide legal services for three years. He is to be paid a retainer of $10,000 per month, if payment is made in S-8 stock it will be at a 25% discount of the bid price on the day the stock is issued.

On August 12, 2005, the Board of Directors approved granting each shareholder of record as of August 31, 2005, a one warrant dividend for each share of stock owned. The warrant exercise price will be $.02 per share and is exercisable for a one-year period from the date of issue.

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


     We are well on our way to 40 episodes of "Gina D's Kids Club (R)." We have produced 24 episodes of the half hour program. The production of "Gina D's Kids Club" has resulted in 24 DVD titles, and a music video library of over 140 original songs, and a cast of characters which are suitable for licensing and merchandising opportunities. Raven Moon's future revenue stream is dependant on its nationwide syndication of "Gina D's Kids Club" and its ability to continue to finance the production of the remaining 16 episodes of "Gina D's Kids Club". Once the company has the program in a position where it's airing 5 days a week a on stations which are considered a destination for kids, management believes there are numerous opportunities in a billion dollar licensing and merchandising market for preschool kids.

     In addition to "Gina D's Kids Club", Raven Moon has begun developing a "TED TV" television series and a fully animated family feature film called "Gina D & The Transistor Sisters' (R).

     While we have reduced our debt, we will not be able to generate significant revenues until the television programs air on television, are accepted by the viewers and attract licensing offers from major distributors, manufacturers and retailers.

     The "Gina D's Kids Club" began airing on television once a week in September 2004, on one station and has grown to 162 television stations through the efforts of our syndicator Role Entertainment. In order to maximize our airtime exposure to five days, we will have to produce an additional 16 half-hour episodes at an approximate cost of $3,000,000. As part of our business plan, the completion of a total of 40 episodes could create multiple revenue streams which includes worldwide licensing and merchandising opportunities for the videos, CD's, and toys that have been inspired by the show if the programs are well received by the viewers, the licensees and the retailers. Parents told us that they wanted better programming for their children, and we are committed to our goal of providing the very best in family values children's entertainment.


         Results of Operations - six months ended June 30, 2005 and 2004
         ---------------------------------------------------------------

Revenue
-------

     Revenues are generated from the sale of rights, licenses, and toys inspired by the children entertainment productions of Raven Moon Entertainment.

     Total revenues for the six months ending June 30, 2005 and June 30, 2004 were $666 and $1,609 respectively. The 2005 and 2004 revenues were generated by sales of plush toys.

Cost of Goods Sold
------------------

     Cost of goods sold for the six months ending June 30, 2005 and June 30, 2004 were $166 and $402, respectively.

Expenses
--------

     Expenses for the six months ending June 30, 2005 and June 30, 2004 were $3,751,964 and $5,195,662, respectively, a decrease of $1,443,698.

     Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Net Loss
--------

     During the six months ending June 30, 2005, the Company recorded a Net Loss of $3,751,464 or $2.33 per share, as compared to a loss $5,224,388 or $44.81 per share for the six months ending June 30, 2004. The decrease of $1,472,924 is primarily attributable to the decrease in costs and expenses.

Income Taxes
------------

     As a result of the loss made during the six months ending June 30, 2005, no provision was made for income taxes for the period.

Assets and Liabilities
----------------------

     At June 30, 2005 the Company has $26,442 in cash, total assets of $27,442. At June 30, 2005 Raven Moon's total liabilities totaled $1,661,290. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.






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


                                    Part II.

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company plans to raise $5,000,000 in a private placement offering to be used as working capital. To that end, the Company is offering units consisting of one share convertible Series B Preferred Stock and a warrant to purchase one-tenth of a share of common stock at a price of $10.00 per unit. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 expires May 31, 2005. The warrants are subject to redemption at the Company's option for $.05 per warrant provided the closing price exceeds $.20 per share for at least thirty days ending on the third day prior to the mailing of the notice. As of June 30, 2005, the Company has raised $1,384,000 in the private placement.

Item 3.  Defaults on Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

On June 30, 2005, the stockholders have consented in writing to the following:
(i) 1 for 1,000 reverse split of its shares of Common Stock for holders of record on July 15, 2005, and (ii) subsequent change in the authorized number of the shares of its Common Stock to 100,000,000. The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, employee and consultant compensation plans.

On August 2, 2005, the stockholders have consented in writing to increase the number of authorized shares of Common Stock of the Company to 5,000,000,000 shares.


Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)     Exhibits and Index of Exhibits

          31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)     Reports on Form 8-K.

         No reports were filed on Form 8-K for the period ended June 30, 2005.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RAVEN MOON INTERNATIONAL, INC.
                                            (Registrant)


Date:  August 19, 2005                      By:  /s/  Joseph DiFrancesco
                                               --------------------------------
                                                      Joseph DiFrancesco,
                                                      President