Form 10QSB
period 2005-09-30
RAVEN MOON ENTERTAINMENT  INC
filed 2005-11-21
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-QSB

     [X]  Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                     For the period ended September 30, 2005

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

The number of shares outstanding of the Registrant's Common Stock as of November 21, 2005 was 415,716,289.


Transitional Small Business Disclosure Format:    Yes |   |  No | X |

                                TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION                                              Page

Item 1.    Financial Statements:

           Consolidated Balance Sheet September 30, 2005                       3
           Consolidated Statements of Operations for the nine months
             and three months ended September 30, 2005 and 2004                4
           Consolidated Statements of Changes in Deficit in Stockholders'
             Equity for the nine months ended September 30, 2005 and 2004 5 Consolidated Statements of Cash Flow for the nine months and three months ended September
           Notes to Consolidated Financial Statements                       7-22

Item 2.    Management's Discussion and Analysis of Financial Condition        23
           and Results of Operations

Item 3.    Controls and Procedures, Evaluation of Disclosure Controls
           and Procedures                                                     25


Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                  26
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.       26
Item 3.    Defaults Upon Senior Securities                                    26
Item 4.    Submission of Matters to a Vote of Security Holders                26
Item 5.    Other Information                                                  27
Item 6.    Exhibits                                                           27



                                     Part I.

Item 1.  Financial Statements



                                RAVEN MOON ENTERTAINMENT, INC.
                                 Consolidated Balance Sheet
                                     September 30, 2005
                                         (unaudited)



                                           ASSETS


Cash and cash equivalents                                                      $     76,263
Accounts receivable                                                                     960
Inventory                                                                            76,116
                                                                               ------------

                                                                               $    153,339
                                                                               ============


                       LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY


Accrued expenses payable to officers                                           $  1,590,967
Accrued expenses                                                                        168
Accrued interest payable                                                             34,500
Advance from third party                                                             20,000
Notes payable - related party                                                        60,000
Notes payable                                                                        60,000
Loans from shareholders                                                              62,000
Advance from Class B Members of LLC                                                 197,500
                                                                               ------------

                 Total liabilities                                                2,025,135

COMMITMENTS AND CONTINGENCIES (see note 8)

DEFICIT IN STOCKHOLDERS' EQUITY
          Preferred stock, $.0001 par value, authorized 16,000,000 shares;
               9,734 shares issued and outstanding                                        1
          Convertible series B preferred stock, $.0001 par value, authorized
               2,000,000 shares; 417,500 shares issued and outstanding                   42
           Common stock, $.0001 par value, authorized 5,000,000,000 shares;
                517,202,065 shares issued and outstanding                            51,720
           Additional paid-in capital                                            30,922,051
           Accumulated deficit                                                  (32,845,610)
                                                                               ------------

               Total deficit in stockholders' equity                             (1,871,796)

                                                                               $    153,339
                                                                               ============


See accompanying notes





                                            RAVEN MOON ENTERTAINMENT, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the nine months and three months ended September 30, 2005 and 2004
                                                      (unaudited)



                                                                  Nine months ended           Three months ended
                                                            September 30,  September 30,  September 30,  September 30,
                                                                 2005           2004           2005           2004
                                                             -----------    -----------    -----------    -----------
REVENUES:
          Sales of plush toys                                $     1,972    $     1,684    $     1,306    $        75
          Sales of commercial time                                 5,076           --            5,076           --
                                                             -----------    -----------    -----------    -----------

                                                                   7,048          1,684          6,382             75

COST OF GOODS SOLD                                                   493            421            327             19
                                                             -----------    -----------    -----------    -----------

GROSS PROFIT                                                       6,555          1,263          6,055             56

EXPENSES:
          Consulting fees                                      1,197,478      1,511,230        304,668        609,838
          Production expense                                   2,449,429      3,890,420        501,515      1,032,207
          Option Rights to Gina D                                   --          840,000           --             --
          Interest                                                 4,500          4,500          1,500          1,500
          General and administrative expense                   1,311,101        858,840        402,861        265,783
                                                             -----------    -----------    -----------    -----------

          Total costs and expenses                             4,962,508      7,104,990      1,210,544      1,909,328

Net loss before proportionate share of Clubhouse
Videos, Inc. 's loss and recoevery of bad debt                (4,955,953)    (7,103,727)    (1,204,489)    (1,909,272)

Proportionate share of Clubhouse Videos, Inc.'s loss                --          (29,933)          --             --
                                                             -----------    -----------    -----------    -----------

Net loss before discontinued operations                       (4,955,953)    (7,133,660)    (1,204,489)    (1,909,272)

Recovery of loan from Clubhouse Videos, Inc.                      75,116           --           75,116           --
                                                             -----------    -----------    -----------    -----------

Net loss                                                     $(4,880,837)   $(7,133,660)   $(1,129,373)   $(1,909,272)
                                                             ===========    ===========    ===========    ===========

Net loss per share before proportionate share of Clubhouse
Videos, Inc. 's loss and recovery of loan from Clubhouse
Videos, Inc.                                                 $     (0.10)   $    ( 9.71)   $     (0.00)   $     (1.86)
                                                             ===========    ===========    ===========    ===========

Proportionate share of Clubhouse Videos, Inc.'s loss
per share                                                    $      0.00    $     (0.04)   $      0.00    $      0.00
                                                             ===========    ===========    ===========    ===========

Recovery of loan to Clubhouse Videos, Inc.                   $      0.00    $      0.00    $      0.00    $      0.00
                                                             ===========    ===========    ===========    ===========

Net loss per share                                           $     (0.10)   $    ( 9.75)   $     (0.01)   $     (1.86)
                                                             ===========    ===========    ===========    ===========


See accompanying notes

                                                           4



                                          RAVEN MOON ENTERTAINMENT, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                               For the nine months ended September 30, 2005 and 2004
                                                   (unaudited)



                                                                            Preferred Stock
                                                                             ----------------
                                                           Preferred Stock                     Series B
                                                     ----------------------------    ------------    ------------
                                                        Shares          Amount          Shares          Amount
                                                     ------------    ------------    ------------    ------------
Balance December 31, 2003                                 119,695    $         12            --      $       --

     Preferred stock retired                             (109,961)            (11)           --              --
     Private placement                                       --              --           815,000               8
     Common stock options granted for expenses               --              --              --              --
     Common stock options granted to related party           --              --              --              --
     Shares issued for accounts payable                      --              --              --              --
     Shares issued for expenses                              --              --              --              --
     Shares issued for expenses to related parties           --              --              --              --
     Exercise of options                                     --              --              --              --
     Exercise of options by related party                    --              --              --              --
     Net loss for the period                                 --              --              --              --
                                                     ------------    ------------    ------------    ------------

Balance September 30, 2004                                  9,734    $          1         815,000    $          8
                                                     ============    ============    ============    ============

Balance December 31, 2004                                   9,734    $          1         421,500    $         42

     Private Placement                                       --              --            20,500               2
     Private Placement to related parties                    --              --             7,500               1
     Preferred stock converted to common stock               --              --            (6,000)           --
     Preferred stock converted to common stock
               by related parties                            --              --           (26,000)             (3)
     Common stock options granted for expenses               --              --              --
     Shares issued for expenses                              --              --              --              --
     Shares issued for expenses to related parties           --              --              --              --
     Exercise of options                                     --              --              --              --
     Exercise of warrants                                    --              --              --              --
     Exercise of warrants - related parties                  --              --              --              --
     Net loss for the period                                 --              --              --              --
                                                     ------------    ------------    ------------    ------------

Balance September 30, 2005                                  9,734    $          1         417,500    $         42
                                                     ============    ============    ============    ============


                                                         5



                                                 RAVEN MOON ENTERTAINMENT, INC.
                              CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                                     For the nine months ended September 30, 2005 and 2004
                                                       (unaudited)(Con't)



                                                             Common Stock           Additional
                                                     ---------------------------      paid-in       Accumulated
                                                        Shares         Amount         capital        deficit         Total
                                                     ------------   ------------   ------------    ------------    ------------
Balance December 31, 2003                                 311,438   $         31   $ 16,908,097    $(17,321,354)   $   (413,239)

     Preferred stock retired                                 --             --               11            11            --
     Private placement                                       --             --          814,992            --           815,000
     Common stock options granted for expenses               --             --          872,494            --           872,494
     Common stock options granted to related party           --             --          573,008            --           573,008
     Shares issued for accounts payable                     9,081              1         82,203            --            82,204
     Shares issued for expenses                           323,104             32      1,028,013            --         1,028,045
     Shares issued for expenses to related parties        425,096             43      1,448,082            --         1,448,125
     Exercise of options                                  152,403             15        816,645            --           816,660
     Exercise of options by related party                  96,121             10        458,060            --           458,070
     Net loss for the period                                 --             --             --        (7,133,660)     (7,133,660)
                                                     ------------   ------------   ------------    ------------    ------------

Balance September 30, 2004                              1,317,241   $        132   $ 23,001,580    $(24,455,014)   $ (1,453,293)
                                                     ============   ============   ============    ============    ============

Balance December 31, 2004                            $  1,937,690   $        194   $ 27,072,973    $(27,964,773)   $   (891,563)

     Private Placement                                       --             --          329,998            --           330,000
     Private Placement to related parties                    --             --           74,999            --            75,000
     Preferred stock converted to common stock         55,640,425          5,564         (5,564)           --              --
     Preferred stock converted to common stock
               by related parties                      95,848,215          9,585         (9,582)           --              --
     Common stock options granted for expenses               --             --            9,367            --             9,367
     Shares issued for expenses                       161,781,945         16,178      1,911,248            --         1,927,426
     Shares issued for expenses to related parties    185,415,995         18,542      1,279,746            --         1,298,288
     Exercise of options                                   42,915              4         10,334            --            10,338
     Exercise of warrants                              12,534,880          1,253        168,932            --           170,185
     Exercise of warrants - related parties             4,000,000            400         79,000            --            80,000
     Net loss for the period                                 --             --                       (4,880,837)     (4,880,837)
                                                     ------------   ------------   ------------    ------------    ------------

Balance September 30, 2005                            517,202,065   $     51,720   $ 30,922,051    $(32,845,610)   $ (1,871,796)
                                                     ============   ============   ============    ============    ============

                                                             5(Con't)



                                                   RAVEN MOON ENTERTAINMENT, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the nine months and the three months ended September 30, 2005 and 2004
                                                             (unaudited)



                                                                                Nine months ended              Three months ended
                                                                          September 30,  September 30,  September 30,  September 30,
                                                                               2005           2004           2005           2004
                                                                           -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                               $(4,880,837)   $(7,133,660)   $(1,129,373)   $(1,909,272)

    Adjustments to reconcile net loss to net cash (used)
        by operating activities:
            (Increase) in accounts receivables                                    (960)          --             (960)          --
            Decrease in receivables from related party                            --             --          (14,000)          --
            Decrease in other receivables                                       23,200           --           15,000           --
            (Increase) in inventory                                            (76,116)          --          (76,116)          --
            Increase (decrease) in accounts payable to third parties               168        (29,500)          --             --
            Increase in accrued wages and salaries to officers               1,044,563        506,188        332,345       (200,391)
            Increase in accrued interest to officers and related parties         4,500          4,500          1,500          1,500
            Increase in due to Beyond the Kingdom                                 --          400,000           --          400,000
            Common stock options granted for expenses                            9,367        872,494           --             --
            Common stock options granted for expenses to related parties          --          573,008           --             --
            Shares issued for expenses                                       1,927,426      1,028,045        363,265        563,856
            Shares issued for expenses to related parties                    1,298,288      1,448,125        277,975        777,323
                                                                           -----------    -----------    -----------    -----------

                     Net cash (used) by operations                            (650,401)    (2,330,800)      (230,364)      (366,984)


CASH FLOWS FROM FINANCING ACTIVITIES
    Payments to Class B Members                                                   --          230,000           --             --
    Proceeds from sale of Series B Preferred Stock                             408,000        815,000           --          375,000
    Proceeds from exercise of options                                           10,338      1,274,730           --             --
    Proceeds from exercise of warrants                                         250,185           --          250,185           --
    Advance from third party                                                    20,000           --           20,000           --
    Notes payable - officers                                                    22,500           --           10,000           --
                                                                           -----------    -----------    -----------    -----------

                       Net cash provided by financing activities               708,023      2,319,730        280,185        375,000

    Net increase (decrease) in cash                                             57,622        (11,070)        49,821          8,016

    Cash at beginning of period                                                 18,641         77,961         26,442         58,875

    Cash at end of period                                                  $    76,263    $    66,891    $    76,263    $    66,891
                                                                           ===========    ===========    ===========    ===========


See accompanying notes

                                                                  6

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


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

REVENUE RECOGNITION -- Revenues from distribution of plush toys and CD's are recognized upon receipt of payment or delivery of product, which does not vary significantly from the time the products are shipped.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

UNCLASSIFIED BALANCE SHEET -- In accordance with the provisions of SOP 00-2, the Company has elected to present an unclassified balance sheet.

INTELLECTUAL PROPERTY -- Intellectual property is recorded at the lower of cost or net realizable value. The Company performs an impairment test of intellectual property quarterly. SFAS 142 requires the Company to compare the fair value of the intellectual property to its carrying amount to determine if there is potential impairment. If the carrying amount of the intellectual property exceeds its fair value, an impairment loss is recognized. Fair values for intellectual properties are determined based on discounted cash flows, market multiples or appraised values as appropriate. Because the Company cannot demonstrate through its experience the ultimate revenue from intellectual property it has elected to expense all costs associated with intellectual property.

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

NET (LOSS) PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. On October 19, 2004, the Board of Directors amended the Articles of Incorporation to give full voting rights to all preferred shareholders. The weighted average number of shares outstanding was 49,325,970 and 731,950 for the nine months ended September 30, 2005 and 2004, respectively. The weighted average number of shares outstanding was 130,039,345 and 1,025,000 for the three months ended September 30, 2005 and 2004, respectively.

INCOME TAXES -- The Company has incurred approximately $32,900,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

INVESTMENTS IN COMMON STOCK -- The investment in Clubhouse Videos, Inc. is approximately 7% of the outstanding common stock, but because the Company can significantly influence the operating and financial policies of Clubhouse Videos, Inc. the Company accounts for their investment under the equity method.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


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

STOCK SPLITS -- The Company adopted a 1000 to 1 reverse stock split on July 15, 2005 for common stock. On November 18, 2005 the Board of Directors approved a 5 to 1 stock split for the shareholders of record on December 31, 2005, with an effective date of January 30, 2006. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


Note 4 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC.

At December 31, 2003, the Company had purchased a total of 36.8 units of Raven Moon Home Video Products, LLC for $368,000. These purchases were converted into common stock of Clubhouse Video, Inc. as a result of the spin-off of the former wholly owned subsidiary. Also, the Company has loaned Clubhouse Videos, Inc. approximately $82,000 since 2003. The investment in Clubhouse Videos, Inc. and the loan have been written-off as the Company's proportionate share of Clubhouse Videos, Inc.'s loss. The following is a schedule of ownership for the nine months ended September 30, 2005 and 2004:

                                                  2005                  2004
                                                  ----                  ----

Percent of Ownership                              7.0%                  13.5%

Proportionate share of Clubhouse
          Videos, Inc.'s loss                   $    --             ($  29,933)

Carrying value of Investment in
Clubhouse Videos, Inc.                          $    --              $    --

Underlying equity in net assets of
Clubhouse Videos, Inc.                          $    --              $    --

Following is summarized information about Clubhouse Videos, Inc. assets, liabilities and results of operations as of September 30, 2005 and 2004:

                                                  2005                  2004
                                                  ----                  ----

         Assets                                 $   1,000            $ 133,000

         Liabilities                            $ 911,000            $ 984,500

         Results of operations (loss)           $ (57,000)           $(851,500)


At September 30, 2005, Clubhouse Videos, Inc. has 115,000 shares of Preferred Stock Series A outstanding. The conversion premium for these shares is 125%. Conversion is based upon the amount invested ($115,000) divided by the average close price for the first 29 days of trading, then adjusted by the premium. Conversion is automatic on the thirtieth day of trading. The effect of this conversion cannot be determined at this time.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


Note 4 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC. (continued)

On July 27, 2005, the Company entered into an agreement with Clubhouse Videos, Inc. in which Clubhouse Videos, Inc. transferred its inventory of "Cuddle Bugs" to the Company in exchange for loans made by the Company to Clubhouse Videos, Inc.


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

There are two types of Class B units:

1) The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of September 30, 2005.

2) The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received an amount equal to their initial investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to receive 85% of all gross profits of the LLC derived from the sale of product on an annual basis. As of September 30, 2005, the Company has exchanged 100 units to WEE-OOO, LTD, a related party, for a ten year extension of the option agreement for the rights to Gina D's, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.50 units to members of the Board of Directors for services provided in 2002, 2003 and 2004, and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man.

The Class B members have no voting rights. The cash advances from Class B members who contributed cash have been recorded as a liability because all advances must be repaid prior to any distributions to the parent company.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


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

Note 7 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:

                           J. & B. DiFrancesco, Inc.
                           WEE-OOO, LTD.
                           Beyond the Kingdom, Inc.
                           T.V. Toys, Inc.
                           2221 Music
                           Clubhouse Videos, Inc.

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the nine months ended September 30, 2005 and 2004:

                                           2005                   2004
                                           ----                   ----

                                        $1,488,468             $4,294,000
                                        ==========             ==========

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $20,000 and $18,000 as an advance on future royalties for the nine months ended September 30, 2005 and 2004, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $6,800 for the nine months ended September 30, 2005 and 2004, respectively. This reimbursement is included in the general and administrative expenses.

On May 1, 2004, Gina Mouery entered into a ten-month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Ms. Mouery is to assist the Company as a Co-executive Producers and Promotional Celebrity Talent for promotion and production of the Company's products and services. Ms. Mouery will be paid

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


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

During the nine months ended September 30, 2005, Gina Mouery was not granted options. During the nine months ended September 30, 2004, Gina Mouery was granted options for 96,120,665 shares of common stock for talent fees. The fair value of these options at September 30, 2004, was $573,008 and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the nine months ended September 30, 2004, Gina Mouery exercised 96,120,665 options for $458,070.

During the nine months ended September 30, 2005, Gina Mouery was granted 131,777,720 shares of common stock for talent fees. The fair value of these shares of common stock was $1,076,972. During the nine months ended September 30, 2004, Gina Mouery was granted 226,800 shares of common stock. The fair value of these shares of common stock was $789,000. The fair value of the common stock was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On April 11, 2001, the Company entered into an agreement with Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina D's Kids Club Show", ("Gina D's") which were created by Joseph and Bernadette DiFrancesco, in exchange for 6,000 shares of common stock. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002.

On May 17, 2002, the Company made an addendum to the expired Option Agreement, in exchange for $100,000 note payable to Joseph and Bernadette DiFrancesco and a non-refundable grant of 4,000 shares of common stock, valued at $390,000, and provided that the terms, conditions and payment due in the Agreement dated April 11, 2001, are met and fulfilled by April 11, 2003, the option agreement granted to the Company on April 11, 2001, shall be in force for a period of twenty (20) years. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to charge option rights to intellectual properties $490,000 during 2002.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

On March 4, 2004, the Board of Directors approved extending the option agreement which expires April 11, 2004, with Joseph and Bernadette DiFrancesco, for rights to " Gina D's". The extension is for a ten-year period without restrictions or requirements, except for bankruptcy, insolvency or takeover of the Company by a person or entity not approved by the CEO. As part of extending the option agreement on April 10, 2004, Joseph and Bernadette DiFrancesco received 100 units of JB Toys, LLC. These units were issued to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco. (See Note 5.) Also, Joseph and Bernadette DiFrancesco received 50,000 restricted shares of Raven Moon Entertainment, Inc. common stock. Joseph and Bernadette DiFrancesco shall also receive a fee of $750,000 per year for ten years beginning in January 2004, or 10% of all gross revenues from worldwide licensing and merchandising revenues received by Raven Moon Entertainment, Inc. or JB Toys, LLC, whichever is greater. The shares of stock were valued at $195,000, and charged to intellectual property expense.

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

On June 1, 2004, the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $250,000 and 50,000 shares of common restricted stock of the Company for the rights to "The Search for the Amazon Queen." The fair value of the common stock was $195,000, which was charged to option rights to intellectual property for the year ended December 31, 2004, because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. In addition, Joseph and Bernadette DiFrancesco are to receive $100,000 per year beginning year two through year ten plus 25% of gross revenue derived by JB Toys for "The Search for the Amazon Queen". Also, if JB Toys grants a license to any third party for "The Search for the Amazon Queen," the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

Joseph and Bernadette DiFrancesco were granted 26,869,370 shares of common stock during the nine months ended September 30, 2005. The fair value of these shares was $46,567. During the nine months ended September 30, 2004, Joseph and Bernadette DiFrancesco were not granted any shares of common stock. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Joseph and Bernadette DiFrancesco were granted 320,000 shares of convertible preferred stock during the year ended December 31, 2004, the stock was granted to TV Toys, Inc. The fair value of these shares was $3,200,000 and the fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. On May 31, 2005, TV Toys, Inc converted 22,000 shares of convertible preferred stock and received 4,895,830 shares of restricted common stock. On September 12, 2005 TV Toys, Inc. converted 4,000 shares of convertible preferred stock and received 100,000,000 shares of restricted common stock.

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

During the nine months ended September 30, 2005 and 2004, David Mouery was not granted any options.

During the nine months ended September 30, 2005, David Mouery was granted 12,284,950 shares of common stock with a fair value of $159,897. During the nine months ended September 30, 2004 David Mouery was granted 23,920 shares of common stock with a fair value of 73,810. The fair value of the common stock was charged to consulting expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On August 9, 2005 the Company entered into an agreement with David Mouery ( the son in law of Joseph DiFrancesco, Chairman of the Board) to provide legal services for three years. He is to be paid a retainer of $10,000 per month, if payment is made in S-8 stock it will be at a 25% discount of the bid price on the day the stock is issued.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

The directors were granted the following common stock options for a ten-year term:

           Date              Common Stock Options       Exercise Price per Share

     November 29, 2002             10,000                       $ 26.00

These options were valued at $170,000 and charged to general and administrative expense.

The outside Board of Directors were granted 14,483,855 and 2,500 shares of common stock during the nine months ended September 30, 2005 and 2004, respectively. The fair value of these shares was $22,653 and $22,750 for the nine months ended September 30, 2005 and 2004, respectively. Also, the outside Board of Directors were paid $57,767 for directors fees for the nine months ended September 30, 2005. The fair value of the common stock granted and director fees paid were charged to consulting fees for the nine months ended September 30, 2005 and 2004.

During the nine months ended September 30, 2005 and 2004, loans from officers, directors and related parties are summarized as follows:

                                                    2005               2004
                                                    ----               ----

          Balance at beginning of year           $  37,500          $    --
          Increase in loans                        235,000               --
          Payments on loans                       (212,500)              --
                                                 ---------          ---------
          Balance at end of period               $  60,000          $    --
                                                 =========          =========

On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each songwriter to receive 12,500 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the nine months ended September 30, 2005, Raven Moon paid $100,000 to 2221 Music. The payments were charged to general and administrative expenses because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On August 12, 2004, the Board of Directors granted Joseph and Bernadette DiFrancesco, the officers of the Company, a bonus of 50,000 shares of common restricted non-diluting stock to be delivered on September 1, 2004, and then each year on the first day of September for the next two years as an extension of their employment agreement. These shares were valued at $130,000 and were charged to consulting fees for the years ended December 31, 2004.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the nine months ended September 30, 2005 and 2004:

                                                      2005              2004
                                                      ----              ----
     Beginning balance                             $  546,404        $  251,697
           Accrued for administrative salary          537,477           447,897
           Accrued production fee                     662,500         1,107,500
           Payments to Officers                      (155,414)       (1,049,210)
                                                   ----------        ----------
     Ending balance                                $1,590,967        $  958,275
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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


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

On August 12, 2004, the Board of Directors approved a new consultant compensation plan for 450,000 registered shares of common stock for key consultants currently under contract and new consultants that may be hired in the future. The Company has amended the consultant compensation plan and has issued the following common stock under the terms of this plan:

         Date                               Shares of Common Stock

         August 20, 2004                           100,000
         September 9, 2004                         100,000
         October 15, 2004                          150,000
         November 15, 2004                         165,000
         December 10, 2004                         245,000
         January 14, 2005                          475,000
         February 7, 2005                          980,000
         March 4, 2005                           1,435,000
         March 28, 2005                          1,435,000

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


Note 8 -- COMMITMENTS AND CONTINGENCIES (continued)

         April 11, 2005                          6,878,250
         May 31, 2005                           15,459,000
         August 11, 2005                        62,500,000
         September 16, 2005                     62,500,000
         September 23, 2005                    400,000,000
         October 28, 2005                    1,000,000,000



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

Non-statutory options are granted at prices and terms determined by the board of directors. The following is a summary of options, granted, exercised, and outstanding:

                                                              Weighted  Average
                                                 Shares       Exercise Price
                                                 ------       --------------



Outstanding at December 31, 2003                 10,000           $ 25.00

         Granted                                248,520           $  5.82

         Exercised                              248,520           $  5.10
                                                 ------

Outstanding at December 31, 2004                 10,000           $ 25.00

         Granted                                 25,749           $  0.24

         Exercised                               25,749           $  0.24
                                                 ------

Outstanding at September 30, 2005                10,000           $ 25.00
                                                 ======

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


Note 9 -- STOCK OPTION PLAN (continued)

The exercise price and the market value for common stock options granted in 2005 and 2004 is as follows:

Options granted               Exercise Price                   Fair Market Value
---------------               --------------                   -----------------

     2005
     ----

 42,915                      $   .24                              $   .44

     2004
     ----

 36,920              1/2 of previous 10 days average price         $  8.00
 62,400              1/2 of previous 10 days average price         $ 10.00
 19,470              1/2 of previous 10 days average price         $ 12.00
 40,220              1/2 of previous 10 days average price         $ 14.00
  9,515              1/2 of previous 10 days average price         $ 16.00

The weighted average fair value of options granted during 2005 and 2004 is $ .24 and $ 5.82, respectively. The weighted-average remaining life of options granted is 7.17 and 8.17 years at September 30, 2005 and 2004, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.


NOTE 10-- PRIVATE PLACEMENT OFFERING

The Company has plans to raise $5,000,000 in a private placement offering to be used for working capital. The Company is offering units that consist of one share convertible Series B Preferred Stock and a warrant to purchase one-tenth of a share of common stock at a price of $10.00 per unit. The minimum purchase is $10,000. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 expires May 31, 2005. Also, the warrants will be subject to redemption at the

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


NOTE 10-- PRIVATE PLACEMENT OFFERING  (continued)

Company's option for $.05 per warrant provided the closing the notice. As of October 24, 2005, the Company has sold $2,204,000 of the private placement offerings.

Note 11 - WARRANTS

The Board of Directors approved granting each shareholder of record as of August 31, 2005, a one-warrant dividend for each share of stock owned. The warrant exercise price will be $.02 per share and is exercisable for a one-year period from the date of issue.

The Board of Directors approved granting each shareholder of record as of September 30, 2005 a one-warrant dividend for each share of stock owned. The warrant exercise price will be $.0015 per share and is exercisable for a three month period ending December 31, 2005.

                                                               Weighted  Average
                                                  Shares       Exercise Price
                                                  ------       --------------


Outstanding At December 31, 2003                       0           $  .00

         Granted                               9,050,000           $  .10

         Exercised                                     0           $  .00
                                             -----------

Outstanding at December 31, 2004               9,050,000           $  .10

         Granted                             128,596,388           $  .01

         Expired                              11,305,000           $  .10

         Exercised                             3,306,976           $  .02
                                             -----------

Outstanding at September 30, 2005            123,034,412           $  .01
                                             ===========

The weighted average fair value of options granted during 2005 and 2004 is $.03 and $.10, respectively. The weighted-average remaining life of options granted is .67 and .92 years at September 30, 2005 and 2004, respectively.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (unaudited)


Note 11 -SUBSEQUENT EVENT

On October 17, 2005, the Board of Directors approved granting Joseph and Bernadette DiFrancesco $750,000 of preferred shares and warrant for services rendered.

The following is a schedule of common stock issued to related parties subsequent to September 30, 2005:

Related Party                              Shares Issued
-------------                              -------------

Joseph & Bernadette DiFrancesco             396,140,095
Gina Mouery                                 386,500,000
Outside Directors                             6,994,415

Subsequent to September 30, 2005, third parties have been issued 469,461,540 shares of common stock.

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

     We are well on our way to 40 episodes of "Gina D's Kids Club (R)." We have produced 24 episodes of the half hour program. The production of "Gina D's Kids Club" has resulted in 24 DVD titles, and a music video library of over 140 original songs, and a cast of characters which are suitable for licensing and merchandising opportunities. Raven Moon's future revenue stream is dependant on its nationwide syndication of "Gina D's Kids Club" and its ability to continue to finance the production of the remaining 16 episodes of "Gina D's Kids Club". Once the company has the program in a position where it's airing 5 days a week a on stations which are considered a destination for kids, management believes there are numerous opportunities in a billion dollar licensing and merchandising market for preschool kids. We now have a fully operational e-commerce website called WWW.GINADSKIDSCLUB.COM that has begun selling DVD's, Music CD's and plush Cuddle Bug toys.

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


      Results of Operations - nine months ended September 30, 2005 and 2004
      ---------------------------------------------------------------------

Revenue
-------

     Revenues are generated from the sale of rights, licenses, commercial time and toys inspired by the children entertainment productions of Raven Moon Entertainment.

     Total revenues for the nine months ending September 30, 2005 were $7,048 as compared to $1,684 for the nine months ending September 30, 2004. The increase is primarily attributable to the revenues generated by sales of commercial time.

Cost of Goods Sold
------------------

     Cost of goods sold for the nine months ending September 30, 2005 and September 30, 2004 were $493 and $421, respectively.

Expenses
--------

     Expenses for the nine months ending September 30, 2005 and September 30, 2004 were $2,449,429 and $3,890,420, respectively, a decrease of $1,440,991.

     The decrease is primarily attributable to the decrease in production expenses. Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Net Loss
--------

     During the nine months ending September 30, 2005, the Company recorded a Net Loss of $4,880,837 or $0.49 per share, as compared to a loss $7,133,660 or $9.75 per share for the nine months ending September 30, 2004. The decrease of is primarily attributable to the decrease in expenses.

Income Taxes
------------

     As a result of the loss made during the nine months ending September 30, 2005, no provision was made for income taxes for the period.

Assets and Liabilities
----------------------

     At September 30, 2005 the Company has $76,263 in cash, total assets of $153,339. At September 30, 2005 Raven Moon's total liabilities totaled $2,025,135. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

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


                                    Part II.

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Between May 2004 and November 2005, we issued 547,500 shares of our preferred stock and warrants to purchase additional 12,800,000 shares of common stock. The warrants are exercisable at an exercise price of $.10 per share. Each of the purchasers had a preexisting business relationship with the Company, was provided access to business and financial about the Company and had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in the Company. Accordingly, the investors were sophisticated" within the meaning of federal securities laws. Each certificate evidencing securities issued in the transaction included a legend to the effect that the securities were not registered under the Securities Act and could not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder as a transaction by an issuer not involving any public offering.

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

On October 17, 2005, the stockholders have consented in writing to the increase in authorized shares of Common Stock of the Company to 20,000,000,000 shares.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits and Index of Exhibits

          31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     No reports were filed on Form 8-K for the period ended September 30, 2005.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON INTERNATIONAL, INC.
(Registrant)


By:  /s/  Joseph DiFrancesco                         Date:  November 18, 2005
   ------------------------------------
          Joseph DiFrancesco, President