Form 10KSB
period 2005-12-31
RAVEN MOON ENTERTAINMENT  INC
filed 2006-04-17
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
1934

                   For the fiscal year ended December 31, 2005

[ ] Transition report under Section 13 Or 15(d) of the Securities Exchange Act of 1934

          For the transition period from            to
                                         -----------   ------------

                        Commission file number 000-24727

                         Raven Moon Entertainment, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Florida                                                   59-348779
 ----------------------                                       -----------------
(State of incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

                         2005 Tree Fork Lane, Suite 101
                                Longwood, Florida                   32750
                     --------------------------------------        --------
                    (Address of principal executive offices)      (Zip Code)

         Issuer's telephone number, including area code: (407) 304-4764

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:                       Name of each exchange on which registered:

Common Stock, par value $.0001                         None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Issuer's gross revenues for its most recent fiscal year are $10,160.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on April 14, 2005 was approximately $ 1,813,932.

The approximate number of shares outstanding of the registrant's Common Stock as of April 14 was 6,226,617,947.

Transitional Small Business Disclosure Format:     Yes |  |  No | X |

                            TABLE OF CONTENTS


Part
I                                                                           Page

Item 1   Description of Business..........................................     1

Item 2   Properties.......................................................     7

Item 3   Legal Proceedings................................................     8

Item 4   Submission of Matters to a Vote of Security Holders..............     8

Part II

Item 5   Market for Company's Common Equity and Related
               Stockholder Matters........................................     8

Item 6   Management Discussion and Analysis...............................    10

Item 7   Financial Statements.............................................    12

                  Independent Auditors Consent                                12
                  Balance Sheet                                               13
                  Statement of Operations                                     14
                  Stockholders Equity (Stockholders' Deficit)                 15
                  Statement of Cash Flows                                     16
                  Statement of Cash Flows - Net Loss Reconciliation           17
                  Notes to Financial Statements                               18

Item 8   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure......................................    33

Part III

Item 9   Directors, Executive Officers, Promoters, and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.............    33

Item 10   Executive Compensation..........................................    36

Item 11   Security Ownership of Certain Beneficial Owners and Management..    38

Item 12   Certain Relations and Related Transactions......................    38

Item 13   Exhibits and Reports on Form 8-K................................    44

Item 14.  Principal Accountant Fees and Services..........................    44

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

          Raven Moon Entertainment is well on its way to 40 episodes of "Gina D's Kids Club." As of December 31, we have produced 24 episodes of the half hour program. The production of "Gina D's Kids Club" has resulted in 24 DVD titles, a music library of over 160 original songs, and a cast of characters which are suitable for licensing and merchandising opportunities. Raven Moon's future revenue stream is dependant on its nationwide syndication of "Gina D's Kids Club" and its ability to continue to finance the production of the remaining 16 episodes of "Gina D's Kids Club". Once the company has the program in a position where it's airing 5 days a week on a station which is considered a destination for kids, management believes there are numerous opportunities in a billion dollar licensing and merchandising market for preschool kids. Raven Moon management has already explored these opportunities and has met with prominent industry leaders who have recommended the company adapt a strategy which will allow Raven Moon to build upon the "Gina D's Kids Club" brand.

          In addition to "Gina D's Kids Club", Raven Moon has begun developing a movie called "GINA D & THE TRANSISTOR SISTERS"(R) and has launched "GINA D'S READING ACROSS AMERICA PROGRAM"(R) LIVE. The Company has already produced a "Mr. Bicycle Man" Public Service Announcement and a trailer for the "BoBo Blocks" television series.

          The "Gina D's Kids Club" began airing on television once a week in September 2004, through the efforts of our syndicator Role Entertainment. In order to maximize our airtime exposure to five days like programs such as "Sesame Street", "Arthur" and "Barney", we decided to move the program to PBS public television stations. Recently the Company signed an exclusive 27 month agreement with WPBT-PBS, Miami to be our presenting station through American Public Television (APT), so that we can get our programs on public television stations beginning with a June 2006. launch date. In order to fulfill the contract with public television, we will have to produce an additional 16 half-hour episodes at an approximate cost of $4,000,000. It is anticipated that 6 of those programs planned for delivery to public television stations in June will be produced in February 2006. It is an assumption that as part of our business plan, the completion of a total of 40 episodes and saturated visibility on public television stations could create multiple revenue streams which includes worldwide licensing and merchandising opportunities for DVD's, CD's, and toys that have been inspired by the show. This of course is if the programs are accepted for airing by the public stations, are well received by the viewers, the licensees and the retailers. Parents told us that they wanted better programming for their children, and we are committed to our goal of providing the very best in family values children's entertainment.

          In 2002, Raven Moon Entertainment, Inc. created a wholly owned subsidiary called JB Toys, LLC which will control the exclusive licensing and merchandising rights to the following product lines for a period of ten years:
The "Cuddle Bug", "The Christmas Cuddle Bug", "The Cuddle Bug Cousins", "The Birthday Cuddle Bugs", "The BoBo Blocks", "Mr. Bicycle Man". Raven Moon will receive 15% of gross profits received by JB Toys, LLC for ten years.

          In 2002, Raven Moon Entertainment, Inc, formed a subsidiary named Raven Moon Home Video Products, LLC, which was spun-off into a separate corporation known as Clubhouse Videos, Inc. in 2003. In exchange, Raven Moon Entertainment, Inc. received a small minority stock interest in Clubhouse Videos, Inc. which was distributed to its shareholders and was to be initially paid $1,000,000 and a royalty from DVD sales from the first three GINA D'S KIDS CLUB(R) episodes. To date, Clubhouse Videos, Inc. has not paid anything to Raven Moon Entertainment, Inc.

Competitive Business Conditions
-------------------------------

          The main competition in our industry comes from the major studios, such as Disney and Universal Studios that produce a large percentage of children's programming plus producers of such shows as "Barney," "Sesame Street," and the "Muppets." The next level of competition is from other independents production companies. To be competitive, we must produce high quality creative productions and must develop the reputation and contacts to meet with the principal players in this industry. Once we obtain a distributor, we expect that they will provide the support necessary to enable us to compete in this marketplace.

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

          Raven Moon Entertainment recently formed Raven Animation, Inc., a wholly owned subsidiary, to work on three G-Rated movies called "GINA D & THE TRANSISTOR SISTERS"(R), "THE BOBO BLOCKS MOVIE" AND "DINO BUGS - THE MOVIE".

          Joey and Bernadette DiFrancesco, the Company's principle creative officers and directors have spent a substantial time developing these properties and products during the last two fiscal years. They are in charge of the production of the product on an ongoing basis.

Intellectual Property
---------------------

          We have determined to focus our primary efforts on audio and video production for television and Family Values Videos and more specifically on the present development of the "Gina D's Kids Club" children's videos. On April 11, 2001, we acquired from Joseph and Bernadette DiFrancesco a One (1) year option for the rights to the program "Gina D's Kids Club," the cartoon characters "TV Ted", "Baby and the Transistor Sisters" and other characters from the show including: "Simon," "Fishy," "Kitty," "Hammy," "Miss Muffin," and the music publishing rights to songs written by Mr. and Mrs. DiFrancesco, in exchange for 1,200,000 split adjusted shares of our common stock at par value.

          Because the Company failed to have produced the required number of programs and videos by April 1, 2002, the Option was extended for an additional year in exchange for 800,000 split adjusted shares of common stock to J&B DiFrancesco. On March 4th & March 5th 2004, the Company's Board of Directors renegotiated a new ten-year agreement with Joey & Bernadette DiFrancesco, the copyright and trademark owners, to be effective beginning January 1, 2004 and ending December 31, 2014. In the agreement, the Company must pay J&B DiFrancesco, in addition to their salaries as officers of the company, a creative license fee of $750,000 or 10% of gross revenues, whichever is greater, each year for ten years. The Company shall own these rights provided that the Company does not file for bankruptcy or is taken over by an unfriendly party.

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

Customers
---------

          The Company is not dependant on a few major customers because every television station in the country is involved in filling its production day and is constantly seeking quality program material to enable it to meet that demand. The Company intends to allow the television stations to keep 80% of the commercial advertising and a small percentage of licensing and merchandising monies received by Raven Moon Entertainment, Inc., provided that they air the programs consistently each week for a period of two years beginning September 2004.

Personnel
---------

          We currently have 3 full-time employees and no part-time employees. We have no plan to hire any additional employees in the immediate future. We expect to meet our additional personnel needs through the hiring of independent contractors. The Company relies heavily on the use of outside consulting services. The source of independent contractors is readily available in Central Florida from many different sources including the talent pool of professionals who have worked with companies such as Disney/MGM, Universal Studios and Nickelodeon. Recently the Company signed a new additional $4,760,000 financing agreement with MG Studios to produce of the remaining "Gina D's Kids Club"(R) episodes for public television.

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

          Our principal executive offices are located at 2005 Tree Fork Lane, Ste - 101 Longwood, Florida 32750. Our telephone number at that address is (407) 304-4764.

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

We have experienced operating losses in prior years.
----------------------------------------------------

     For the year ended December 31, 2005, our gross revenues increased to $10,160 from $1,693 resulting in a net loss of $7,699,142 as compared with a net loss of $10,643,419 in the prior year.

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

Item 2.       Description of Properties

     We presently lease a small, one-room office located at 2005 Tree Fork Lane, Longwood, Florida,for a monthly rental of $450. The lease is on a month-to-month basis. We believe these facilities will be adequate for our purposes because our primary business is conducted in rented professional recording studios and facilities of subcontractors used in the television, motion picture, and recording business.

Item 3.       Legal Proceedings.

     On April 7, 2006, we received a demand from John G. Pierce, as Trustee, for a payment of $137,752.62 as a satisfaction of the principle amount plus interest on certain promissory notes, issued by the Company. The Company disputes this claim and intends to defend itself vigorously against it.


Item 4.       Submission Of Matters To A Vote Of Security Holders

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

          On July 1, 2005, the stockholders voted to amend Raven Moon's Certificate of Incorporation to increasing the authorized number of the shares of Common Stock to 100,000,000.

          As a result of a 1:1000 reverse stock split, the existing total authorized shares did not cover the contractual obligations of the Company. Therefore, on August 8, 2005, the stockholders voted to amend Raven Moon's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company to 5,000,000,000 shares.

          On October 25, 2005, the stockholders voted to amend Raven Moon's Certificate of Incorporation, increasing the number of authorized shares of Common Stock of the Company to 20,000,000,000 shares. The Company needs the additional shares of Common Stock to accommodate the conversions of outstanding preferred shares and the exercise of warrants.


                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

     Our common stock began trading on the NASDAQ over-the-counter bulletin board under the symbol "RMOO" on December 1, 2000. The symbol was changed to "RVMO" in 2005.

Historical Market Price Data for Common Stock of Raven Moon Entertainment, Inc.
---------------------------------------------------------------------------

     The following table sets forth the range of high and low bid prices for the common stock for the period beginning January 1, 2004 and ending December 31, 2005, as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. The prices do reflect the 1000-for-1 reverse-split.

Common Stock                    High ($)                    Low ($)

     1st Quarter 2005            $73.50                     $ 3.00
     2nd Quarter 2005            $52.50                     $ 1.50
     3rd Quarter 2005            $ 3.00                     $ 0.03
     4th Quarter 2005            $  .195                    $  .0075

     1st Quarter 2004            $  .110                    $  .0215
     2nd Quarter 2004            $  .049                    $  .024
     3rd Quarter 2004            $  .032                    $  .017
     4th Quarter 2004            $  .019                    $  .003

Number of Shareholders and Total Outstanding Shares

     As of April 13, 2006, approximately 6,226,617,947 shares of our common stock were outstanding and, as far as we can determine, were held by approximately 573 holders of record.

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

Results of Operations - ended December 31, 2004 and 2005
--------------------------------------------------------

Revenue
-------

          Revenues are generated from the sale of rights, licenses, and toys inspired by the children entertainment productions of Raven Moon Entertainment.

          Total revenues for the period ending December 31, 2004 and December 31, 2005 were $1,693 and $10,160, respectively.

          We were able to complete 18 episodes of "Gina D's Kids Club" for television syndication. If we're able to syndicate "Gina D's Kids Club" nationally and get airtime saturation five days a week on public television stations, the value for our future video, CD, DVD, and Toy Rights will increase. In addition, television syndication for "Gina D's Kids Club" will assist the company in the development of future projects for which it has the rights to including "Mr. Bicycle Man", "BO BO Blocks, and "Cuddle Bug Cousins".

Cost of Goods Sold
------------------

          Cost of goods sold increased from $0.00 in 2004 to $534.00 in 2005 and consists primarily of the cost of manufacturing the "Cuddle Bug" toys for JB Toys, LLC., a wholly owned subsidiary of Raven Moon Entertainment.

Expenses
--------

          Expenses for the period ended December 31, 2004 and December 31, 2005 were $10,640,012 and $7,699,142, respectively.

          Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Net Loss
--------

          During the period ended December 31, 2005, the company recorded a Net Loss of $7,614,400 as compared to a loss $10,643,419 for period ending December 31, 2004. The decrease is primarily attributable to the increase in sales and decrease in costs and expenses.

Income Taxes
------------

          As a result of the loss made during the period ended December 31, 2005 no provision was made for income taxes for the period.

Assets and Liabilities
----------------------

          At December 31, 2005 the Company has $76,279 in cash, total assets of $153,276; a increase from $41,841 from the same period ending December 31, 2004. Raven Moon increased its total liabilities from $933,404 in 2004 to $2,595,633 in 2005. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon positive cash flows from operations and ongoing financial support. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.

Item 7. Financial Statements.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Raven Moon Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Raven Moon Entertainment, Inc. and subsidiaries (Raven Moon) as of December 31, 2005 and 2004, and the related consolidated statements of operations, deficit in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Raven Moon's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raven Moon as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/  RICHARD L. BROWN & COMPANY, P.A.
---------------------------------------
     RICHARD L. BROWN & COMPANY, P.A.


Tampa, Florida
April 4, 2006



                                          RAVEN MOON ENTERTAINMENT, INC.
                                            Consolidated Balance Sheets
                                            December 31, 2005 and 2004


                                                      ASSETS



                                                                                            2005            2004
                                                                                    ------------    ------------
Cash                                                                                $     76,289    $     18,641
Accounts receivable                                                                          880            --
Other receivables                                                                            500          23,200
Inventory                                                                                 75,607            --
                                                                                    ------------    ------------
                                                                                    $    153,276    $     41,841
                                                                                    ============    ============



                                  LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

LIABILITIES

            Accrued salaries and fees to officers (note 6)                          $  1,718,823    $    546,404
            Accrued interest payable to third parties                                     36,000          30,000
            Notes payable to third parties (note 5)                                       60,000          60,000
            Loans from shareholders (note 5)                                              62,000          62,000
            Advances from related parties                                                238,000            --
            Advances from third parties                                                  263,310            --
            Loans from officers                                                           20,000          37,500
            Advance from Class B Members of LLC (J & B Toys, LLC) (note 5)               197,500         197,500
                                                                                    ------------    ------------

             Total liabilities                                                         2,595,633         933,404


COMMITMENTS AND CONTINGENCIES (note 7)


DEFICIT IN STOCKHOLDERS' EQUITY
            Preferred stock, $.0001 par value, authorized 800,000,000 shares;
             issued and outstanding 9,934 in 2005 and 2004                                     1               1
            Convertible series B preferred stock, $.0001 par value, authorized
             2,000,000 shares; issued and outstanding 490,750 in 2005
             and 421,500 in 2004                                                              49              42
            Common stock, $.0001 par value, authorized 15,000,000,000 shares;
             shares issued and outstanding 112,407,557 in 2005 and 25,836 in 2004         11,240               2
            Additional paid-in capital                                                33,125,526      27,073,165
            Accumulated deficit                                                      (35,579,173)    (27,964,773)
                                                                                    ------------    ------------

             Total deficit in stockholders' equity                                    (2,442,357)       (891,563)
                                                                                    ------------    ------------

                                                                                    $    153,276    $     41,841
                                                                                    ============    ============


See notes to Consolidated Financial Statements.





                                     RAVEN MOON ENTERTAINMENT, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             For the years ended December 31, 2005 and 2004



                                                                              2005            2004
                                                                          ------------    ------------
REVENUES:
          Sales of plush toys                                             $      2,750    $      1,693
          Sale of advertising                                                    7,410            --
                                                                          ------------    ------------

                                                                                10,160           1,693

COST OF GOODS SOLD                                                                 534            --
                                                                          ------------    ------------

Gross Profit                                                                     9,626           1,693

EXPENSES:
          Consulting fees                                                    1,087,149       4,970,620
          Interest expense                                                      61,750           6,000
          Option rights to intellectual properties                                --           740,000
          Production expense                                                 4,134,494       4,513,316
          General and administrative expense                                 2,415,749         410,076
                                                                          ------------    ------------

              Total costs and expenses                                       7,699,142      10,640,012
                                                                          ------------    ------------




         Net Loss before proportionate share of Clubhouse Video, Inc.'s
         loss and recovery of loan from Clubhouse Videos, Inc.              (7,689,516)    (10,638,319)

Proportionate share of Clubhouse Videos, Inc.'s loss (see note 4)                 --            (5,100)

Recovery of loan from Clubhouse Videos, Inc.                                    75,116            --
                                                                          ------------    ------------

Net loss                                                                  $ (7,614,400)   $(10,643,419)
                                                                          ============    ============


Net loss per share before proportionate share of Clubhouse
Videos, Inc. 's loss and recovery of loan from Clubhouse
Videos, Inc.                                                              $      (0.76)   $    (844.98)
                                                                          ============    ============

Proportionate share of Clubhouse Videos, Inc.'s loss
per share                                                                 $       --      $      (0.41)
                                                                          ============    ============

Recovery of loan to Clubhouse Videos, Inc.                                $       0.01    $       --
                                                                          ============    ============

Net loss per share                                                        $      (0.75)   $    (845.39)
                                                                          ============    ============


See notes to Consolidated Financial Statements.

                                                   14



                       CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                             For the years ended December 31, 2005 and 2004



                                                                                Preferred Stock
                                                                          ----------------------------
                                                 Preferred Stock                   Series B
                                          ----------------------------    ----------------------------
                                             Shares          Amount          Shares          Amount
                                          ------------    ------------    ------------    ------------
 Balance December 31, 2003                     119,895    $         12            --      $       --

     Preferred stock retired                  (109,961)            (11)           --              --
     Private placement                            --              --            86,500               9
     Private placement - related party            --              --            15,000               1
     Preferred stock granted to
         related party                            --              --           320,000              32
     Common stock options granted
         to related party                         --              --              --              --
     Common stock options granted
         to senior consultants                    --              --              --              --
     Exercise of options                          --              --              --              --
     Exercise of options by
         related party                            --              --              --              --
     Shares issued for accounts payable           --              --              --              --
     Shares issued to related party
         for expenses                             --              --              --              --
     Shares issued to senior consultant
         for expenses                             --              --              --              --
     Net loss for the year                        --              --              --              --
                                                          ------------    ------------    ------------

Balance December 31, 2004                        9,934               1         421,500              42



     Private placement                            --              --            25,500               3
     Private placement purchased by
         related party                            --              --            18,500               2
     Preferred stock converted to
         common stock                             --              --            (6,000)             (1)
     Preferred stock converted to
         common stock by related
         party                                    --              --           (43,250)             (4)
     Preferred stock granted to
          elated party                            --              --            75,000               7
     Common stock options granted
         to senior consultants                    --              --              --              --
     Common stock options granted
         to related party                         --              --              --              --
     Common stock warrants granted                --              --              --              --
     Common stock warrants granted
         to related party                         --              --              --              --
     Exercise of options                          --              --              --              --
     Exercise of options by related
         party                                    --              --              --              --
     Exercise of warrants                         --              --              --              --
     Exercise of warrants by
         related party                            --              --              --              --
     Shares issued for expenses to
         related parties                          --              --              --              --
     Shares issued to senior consultant
         for expenses                             --              --              --              --
     Net loss for the period                      --              --              --              --
                                          ------------    ------------    ------------    ------------

Balance December 31, 2005                        9,934    $          1         490,750    $         49
                                          ============    ============    ============    ============





                              CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                                    For the years ended December 31, 2005 and 2004
                                                     (Continued)



                                                 Common Stock            Additional
                                          ---------------------------      paid-in       Accumulated
                                             Shares         Amount         capital         deficit         Total
                                          ------------   ------------   ------------    ------------    ------------
 Balance December 31, 2003                       4,153   $       --     $ 16,908,103    $(17,321,354)   $   (413,239)

     Preferred stock retired                      --             --               11            --              --
     Private placement                            --             --          864,991            --           865,000
     Private placement - related party            --             --          149,999            --           150,000
     Preferred stock granted to
         related party                            --             --        3,199,968            --         3,200,000
     Common stock options granted
         to related party                         --             --          573,009            --           573,009
     Common stock options granted
         to senior consultants                    --             --          872,494            --           872,494
     Exercise of options                         2,032           --          816,660            --           816,660
     Exercise of options by
         related party                           1,282           --          458,070            --           458,070
     Shares issued for accounts payable            121           --           82,204            --            82,204
     Shares issued to related party
         for expenses                            9,992              1      1,912,059            --         1,912,060
     Shares issued to senior consultant
         for expenses                            8,256              1      1,235,597            --         1,235,598
     Net loss for the year                        --             --             --       (10,643,419)    (10,643,419)
                                          ------------   ------------   ------------    ------------    ------------

Balance December 31, 2004                       25,836              2     27,073,165     (27,964,773)       (891,563)




     Private placement                            --             --          254,997            --           255,000
     Private placement purchased by
         related party                            --             --          174,998            --           175,000
     Preferred stock converted to
         common stock                        1,408,539            141           (140)           --              --
     Preferred stock converted to
         common stock by related
         party                               9,747,884            975           (971)           --              --
     Preferred stock granted to
          elated party                            --             --          749,993            --           750,000
     Common stock options granted
         to senior consultants                    --             --           99,202            --            99,202
     Common stock options granted
         to related party                         --             --           15,000            --            15,000
     Common stock warrants granted                --             --           62,000            --            62,000
     Common stock warrants granted
         to related party                         --             --        1,163,000            --         1,163,000
     Exercise of options                        31,045              3         22,004            --            22,007
     Exercise of options by related
         party                                   8,889              1          3,333            --             3,334
     Exercise of warrants                      494,786             49         90,964            --            91,013
     Exercise of warrants by
         related party                       9,117,095            912        388,596            --           389,508
     Shares issued for expenses to
         related parties                    48,503,441          4,850      1,679,360            --         1,684,210
     Shares issued to senior consultant
         for expenses                       43,070,042          4,307      1,350,025            --         1,354,332
     Net loss for the period                      --             --             --        (7,614,400)     (7,614,400)
                                          ------------   ------------   ------------    ------------    ------------

Balance December 31, 2005                  112,407,557   $     11,240   $ 33,125,526    $(35,579,173)   $ (2,442,357)
                                          ============   ============   ============    ============    ============


See notes to Consolidated Financial Statements

                                                      15(Con't)




                                                RAVEN MOON ENTERTAINMENT, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the years ended December 31, 2005 and 2004



                                                                                                    2005            2004
                                                                                                ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                                               $ (7,614,400)   $(10,643,419)
         Recovery of loan from Clubhouse Videos, Inc.                                                (75,116)           --
         Proportionate share of Club House Videos, Inc.'s loss                                          --             5,100
         Adjustments to reconcile net loss to net cash used
                 by operating activities:
                       (Increase) in accounts receivables                                               (880)           --
                       Decrease in other receivables                                                  22,700            --
                       (Increase) in inventory                                                       (75,607)           --
                       (Decrease) in accounts payable to third parties                                  --           (29,500)
                       Increase in accrued salaries and wages and production fees to officers      1,372,419         294,708
                       (Increase) in accrued interest payable to officers and related parties          6,000           6,000
                       Common stock options granted to related party for expenses                     15,000         573,009
                       Common stock options granted for expenses                                      99,202         872,494
                       Common stock warrants granted to related party for expenses                 1,163,000            --
                       Common stock warrants granted for expenses                                     62,000            --
                       Preferred stock issued to related party for expenses                          750,000       3,200,000
                       Common stock issued to related parties for expenses                         1,684,210       1,912,060
                       Common stock issued to senior consultants for expenses                      1,354,332       1,235,598
                                                                                                ------------    ------------

                                      Net cash used by operations                                 (1,237,140)     (2,573,950)
                                                                                                ------------    ------------

CASH FLOW TO INVESTMENT ACTIVITIES
         Decrease (increase) in investment in Club House Videos, Inc.                                 75,116          (5,100)
                                                                                                ------------    ------------

                                      Net cash provided (used) by investing activities                75,116          (5,100)
                                                                                                ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES
         Advances from Class B Membership Units                                                         --           192,500
         Proceeds from sale of convertible preferred stock                                           355,000         865,000
         Proceeds from sale of convertible preferred stock  related party                             75,000         150,000
         Proceeds from exercise of options                                                            22,007         816,660
         Proceeds from exercise of options by related parties                                          3,334         458,070
         Proceeds from exercise of warrants                                                           91,013            --
         Proceeds from exercise of warrants by related parties                                       189,498
         Proceeds from notes payable to officers and affiliated companies                               --            37,500
         Proceeds from advances from third parties                                                   263,310            --
         Proceeds from advances from related parties                                                 238,000            --
         Repayments of notes payable - officers and affiliated companies                             (17,500)           --
                                                                                                ------------    ------------

                                       Net cash provided by financing activities                   1,219,662       2,519,730
                                                                                                ------------    ------------

         Net increase (decrease) in cash                                                              57,638         (59,320)

         Cash at beginning of period                                                                  18,641          77,961
                                                                                                ------------    ------------
         Cash at end of period                                                                  $     76,279    $     18,641
                                                                                                ============    ============


See notes to Consolidated Financial Statements.

                                                      16

                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2005 and 2004



                                                             2005        2004
                                                           ---------   ---------

                          NON CASH FINANCING ACTIVITIES
                         -------------------------------


       Shares issued for accounts payable                  $    --     $  82,204
                                                           =========   =========

      Warrants exercised by reduction of
       accrued salaries and production fees to officers    $ 200,000   $    --
                                                           =========   =========


See notes to Consolidated Financial Statements.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


Note 1 -- DESCRIPTION OF THE COMPANY

Raven Moon Entertainment, Inc. and its wholly owned subsidiaries are primarily engaged in the production and development of Family Values television programs that convey good morals and positive attitudes to children. The market for these products is worldwide, although the Company devotes most of its efforts within the continental United States.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

UNCLASSIFIED BALANCE SHEET -- In accordance with the provisions of SOP 00-2, the Company has elected to present an unclassified balance sheet.

INVENTORY -- Inventory consists of plush toys and CDs. The plush toys and CDs are stated at the lower of cost or market determined using the first-in-first method (FIFO).

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

NET (LOSS) PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. On October 19, 2004, the Board of Directors amended the Articles of Incorporation to give full voting rights to all preferred shareholders. The weighted-average number of shares outstanding was 10,148,627 and 12,590 for the years ended December 31, 2005 and 2004, respectively.

INCOME TAXES -- The Company has incurred approximately $35,600,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

RECLASSIFICATIONS -- Certain amounts reported in previous years have been reclassified to the 2005 financial statement presentation.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


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

STOCK SPLITS -- The Company adopted a 1000 to 1 reverse stock split on July 15, 2005 for common stock. The Company adopted a 5 to 1 forward spilt for common stock for the stockholders of record on December 30, 2005, with an effective date of January 30, 2006. The Company adopted a 75 to 1 reverse stock split effective February 17, 2006 for common stock. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.

RECENT ACCOUNTING PRONOUNCEMENTS -- In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 did not significantly affect Raven Moon's financial condition or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 ("FIN No. 47"),"Accounting for Conditional Asset Retirement Obligations." FIN No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. There is no current financial impact to Raven Moon as a result of FIN No. 47.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Raven Moon does not expect the adoption of SFAS No. 154 to significantly affect it's financial condition or results of operations.

In June 2005, the FASB ratified the consensus reached by the Task Force in EITF No. 05-6. The Task Force reached a consensus that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


that are deemed to be reasonably assured at the date of the leasehold improvements are purchased. In addition, leasehold improvements acquired in a business combination should be amortized over the shorter of the useful lives of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 is effective for leasehold improvements (within the scope of this issue) that are purchased or acquired in the reporting period beginning after June 29, 2005. Adoption of EITF No. 05-6 did not affect Raven Moon's financial condition or results of operations.


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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


Note 4 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC.

At December 31, 2003, the Company had purchased a total of 36.8 units of Raven Moon Home Video Products, LLC for $368,000. These purchases were converted into common stock of Clubhouse Video, Inc. (Clubhouse) as a result of the spin-off of the former wholly owned subsidiary. Also, the Company has loaned Clubhouse approximately $82,000 since 2003. The investment in Clubhouse and the loan have been written-off as the Company's proportionate share of Clubhouse 's loss.

Clubhouse has ceased operations during 2005 and the investment has no value. Clubhouse had an advance from a third party, which Raven Moon has agreed to repay. The advance of $125,000 is included on the balance sheet in advances from third parties and was charged to production expense in the current year.

On July 27, 2005, the Company entered into an agreement with Clubhouse Videos, Inc. in which Clubhouse Videos, Inc. transferred its inventory of "Cuddle Bugs" to the Company in exchange for loans of approximately $82,000 made by the Company to Clubhouse Videos, Inc.

The inventory was recorded at the lower of cost or market determined using the first-in-first method (FIFO) and was recognized as a recovery of a loan to Clubhouse Videos, Inc.

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

There are two types of Class B units:

1) The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of December 31, 2005.

2) The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received an amount equal to their initial investment. Once the Class B members, who

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


     invested cash have been repaid, the Class B members are entitled to receive 85% of all gross profits of the LLC derived from the sale of product on an annual basis. As of December 31, 2005, the Company has exchanged 100 units to WEE-OOO, LTD, a related party, for a ten year extension of the option agreement for the rights to Gina D's, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.50 units to members of the Board of Directors for services provided in 2002, 2003 and 2004, and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man.

The Class B members have no voting rights. The cash advances from Class B members who contributed cash have been recorded as a liability because all advances must be repaid prior to any distributions to the parent company.


Note 6 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:

                   J. & B. DiFrancesco, Inc.
                   WEE-OOO, LTD.
                   Beyond the Kingdom, Inc.
                   T.V. Toys, Inc.
                   2221 Music
                   Clubhouse Videos, Inc.

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the years ended December 31, 2005 and 2004:

                                  2005                         2004
                                  ----                         ----

                               $3,587,425                   $7,614,947
                               ==========                   ==========

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $26,000 and $24,000 as an advance on future royalties for the years ended December 31, 2005 and 2004, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $9,000 for the years ended December 31, 2005 and 2004, respectively. This reimbursement is included in the general and administrative expenses.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


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

During the year ended December 31, 2005, Gina Mouery was not granted options. During the year ended December 31, 2004, Gina Mouery was granted options for 1,282 shares of common stock for talent fees. The fair value of these options at December 31, 2004, was $573,008 and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the year ended December 31, 2004, Gina Mouery exercised 1,282 options for $458,070.

During the year ended December 31, 2005, Gina Mouery was granted 34,010,371 shares of common stock for talent fees. The fair value of these shares of common stock was $1,035,371. During the year ended December 31, 2004, Gina Mouery was granted 5,691 shares of common stock. The fair value of these shares of common stock was $1,022,000. The fair value of the common stock was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On October 21, 2005 Gina Mouery converted 5,000 shares of the convertible series B preferred stock into 500,000 shares of common stock.

On September 13, 2005 Gina Mouery granted warrant for 66,667 shares of common stock for interest expense. The fair value of the warrants was $8,500.

On April 11, 2001, the Company entered into an agreement with Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina D's Kids Club Show", ("Gina D's") which were created by Joseph and Bernadette DiFrancesco, in exchange for 80 shares of common stock. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002.

On May 17, 2002, the Company made an addendum to the expired Option Agreement, in exchange for $100,000 note payable to Joseph and Bernadette DiFrancesco and a non-refundable grant of 53 shares of common stock, valued at $390,000, and provided that the terms, conditions and payment due in the Agreement dated April 11, 2001, are met and fulfilled by April 11, 2003, the option agreement granted to the Company on April 11, 2001, shall be in force for a period of twenty (20) years. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to charge option rights to intellectual properties $490,000 during 2002.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


On March 4, 2004, the Board of Directors approved extending the option agreement which expires April 11, 2004, with Joseph and Bernadette DiFrancesco, for rights to " Gina D's". The extension is for a ten-year period without restrictions or requirements, except for bankruptcy, insolvency or takeover of the Company by a person or entity not approved by the CEO. As part of extending the option agreement on April 10, 2004, Joseph and Bernadette DiFrancesco received 100 units of JB Toys, LLC. These units were issued to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco. (See Note 5.) Also, Joseph and Bernadette DiFrancesco received 667 restricted shares of Raven Moon Entertainment, Inc. common stock. Joseph and Bernadette DiFrancesco shall also receive a fee of $750,000 per year for ten years beginning in January 2004, or 10% of all gross revenues from worldwide licensing and merchandising revenues received by Raven Moon Entertainment, Inc. or JB Toys, LLC, whichever is greater. The shares of stock were valued at $195,000, and charged to intellectual property expense.

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

On June 1, 2004, the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $250,000 and 667 shares of common restricted stock of the Company for the rights to "The Search for the Amazon Queen." The fair value of the common stock was $195,000, which was charged to option rights to intellectual property for the year ended December 31, 2004, because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. In addition, Joseph and Bernadette DiFrancesco are to receive $100,000 per year beginning year two through year ten plus 25% of gross revenue derived by JB Toys for "The Search for the Amazon Queen". Also, if JB Toys grants a license to any third party for "The Search for the Amazon Queen," the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

Joseph and Bernadette DiFrancesco were granted 4,840,637 shares of common stock during the year ended December 31, 2005. The fair value of these shares was $96,609. During the year ended December 31, 2004, Joseph and Bernadette DiFrancesco were granted 2,751 shares of common stock. The fair value of these shares was $617,602. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Joseph and Bernadette DiFrancesco were granted 75,000 and 320,000 shares of convertible preferred stock during the years ended December 31, 2005 and 2004,respectively. The stock was granted to TV Toys, Inc. The fair value of

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


these shares was $750,000 and $3,200,000 and the fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the year ended December 31, 2005, TV Toys, Inc converted 43,250 shares of convertible preferred stock and received 9,747,884 shares of restricted common stock.

During the year ended December 31, 2005, Joseph and Bernadette DiFrancesco were granted 8,998,428 warrants for common stock. The fair value of these warrants was $1,147,300 and was charged to production expense.

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

During the year ended December 31, 2005, David Mouery was granted 8,889 options valued at $15,000. During the year ended December 31, 2004 David Mouery was not granted any options.

During the year ended December 31, 2005, David Mouery was granted 5,821,577 shares of common stock with a fair value of $188,932. During the year ended December 31, 2004 David Mouery was granted 311 shares of common stock with a fair value of $73,810. The fair value of the common stock was charged to consulting expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On August 9, 2005, the Company entered into an agreement with David Mouery (the son in law of Joseph DiFrancesco, Chairman of the Board) to provide legal services for three years. He is to be paid a retainer of $10,000 per month, if payment is made in S-8 stock it will be at a 25% discount of the bid price on the day the stock is issued.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


The directors were granted the following common stock options for a ten-year term:

             Date             Common Stock Options      Exercise Price per Share

       November 29, 2002              133                      $ 1,950.00

These options were valued at $170,000 and charged to general and administrative expense.

The outside Board of Directors were granted 275,300 and 973 shares of common stock during the years ended December 31, 2005 and 2004, respectively. The fair value of these shares was $28,425 and $173,290 for the year ended December 31, 2005 and 2004, respectively. Also, the outside Board of Directors were paid $94,050 and $90,500 for directors fees for the years ended December 31, 2005 and 2004, respectively. The fair value of the common stock granted and director fees paid were charged to consulting fees for the year ended December 31, 2005 and 2004.

During the years ended December 31, 2005 and 2004, loans from officers, directors and related parties are summarized as follows:

                                                  2005              2004
                                                  ----              ----

          Balance at beginning of year         $  37,500         $    --
          Increase in loans                       20,000            37,500
          Payments on loans                      (37,500)             --
                                               ---------         ---------
          Balance at end of period             $  20,000         $  37,500
                                               =========         =========

On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each songwriter to receive 167 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the year ended December 31, 2005, Raven Moon paid $130,000 to 2221 Music. The payments were charged to general and administrative expenses because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On August 12, 2004, the Board of Directors granted Joseph and Bernadette DiFrancesco, the officers of the Company, a bonus of 667 shares of common restricted non-diluting stock to be delivered on September 1, 2004, and then each year on the first day of September for the next two years as an extension of their employment agreement. These shares were valued at $130,000 and were charged to consulting fees for the years ended December 31, 2004.

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the year ended December 31, 2005 and 2004:

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


                                                          2005           2004
                                                          ----           ----
         Beginning balance                            $  546,404     $  251,697
             Accrued for administrative salary           734,552        612,128
             Accrued production fee                      850,000      1,295,000
             Payments to Officers                       (212,133)    (1,237,420)
             Exercise of warrants                       (200,000)          --
             Refund of fees collected by officers           --          375,000
             Forgiveness of accruals                        --         (750,000)
                                                      ----------     ----------

         Ending balance                               $1,718,823     $  546,604
                                                      ==========     ==========



Note 7 -- COMMITMENTS AND CONTINGENCIES

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


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

On August 12, 2004, the Board of Directors approved a new consultant compensation plan for 90,000 registered shares of common stock for key consultants currently under contract and new consultants that may be hired in the future. The Company has amended the consultant compensation plan and has issued the following common stock under the terms of this plan:

         Date                                       Shares of Common Stock

         August 20, 2004                                       1,333
         September 9, 2004                                     1,333
         October 15, 2004                                      2,000
         November 15, 2004                                     2,200
         December 10, 2004                                     3,267
         January 14, 2005                                      6,333
         February 7, 2005                                     13,066
         March 4, 2005                                        19,133
         March 28, 2005                                       19,133
         April 11, 2005                                       91,710
         May 31, 2005                                        206,120
         August 11, 2005                                     833,333
         September 16, 2005                                  800,000
         September 23, 2005                                5,333,333
         October 28, 2005                                 13,333,333
         November 18, 2005                                26,666,667
         December 15, 2005                                26,666,667
         December 30, 2005                                53,333,333
         January 13, 2006                                 53,333,333
         January 27, 2006                                 53,333,333
         February 6, 2006                                 42,666,667
         February 22, 2006                                 5,333,333
         March 8, 2006                                   600,000,000
         March 20, 2006                                  800,000,000

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


Note 8 -- STOCK OPTION PLAN

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

Non-statutory options are granted at prices and terms determined by the board of directors. The following is a summary of options, granted, exercised, and outstanding:

                                                         Weighted  Average
                                             Shares       Exercise Price
                                             ------       --------------


Outstanding at December 31, 2003              133           $1,875.00

         Granted                            3,314           $  436.50

         Exercised                          3,314           $  382.50
                                            -----

Outstanding at December 31, 2004              133           $1,875.00

         Granted                           40,572           $   18.00

         Exercised                         39,934           $   18.00
                                           ------

Outstanding at December 31, 2005              771           $   338.34
                                              ===

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


The exercise price and the market value for common stock options granted in 2005 and 2004 is as follows:

Options granted                 Exercise Price                 Fair Market Value
---------------                 --------------                 -----------------

        2005

      572                          $ 18.00                         $   33.00
   40,000                          $   .38                         $    3.00

        2004

      492              1/2 of previous 10 days average price       $  600.00
      832              1/2 of previous 10 days average price       $  750.00
    1,326              1/2 of previous 10 days average price       $  900.00
      536              1/2 of previous 10 days average price       $1,050.00
      127              1/2 of previous 10 days average price       $1,200.00

The weighted average fair value of options granted during 2005 and 2004 is $18.00 and $436.50, respectively. The weighted-average remaining life of options granted is 6.92 and 7.92 years at December 31, 2005 and 2004, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.


NOTE 9 -- PRIVATE PLACEMENT OFFERING

The Company has plans to raise $5,000,000 in a private placement offering to be used for working capital. The Company is offering units that consist of one share convertible Series B Preferred Stock and a warrant to purchase one-tenth of a share of common stock at a price of $10.00 per unit. The minimum purchase is $10,000. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 expired May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing the notice. As of December 31, 2005, the Company has sold $2,204,000 of the private placement offerings.

Note 10 - WARRANTS

On August 12, 2005, the Board of Directors approved granting each shareholder of record as of August 31, 2005, a warrant entitling the holder to purchase one share of common stock for $.02. The warrant per share is exercisable for a one-year period from the date of issue. On October 31, 2005 the Board of Directors reduced the exercise price to $.0015 per share.


                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


                                                            Weighted  Average
                                                Shares       Exercise Price

Outstanding At December 31, 2003                  0              $     .00

         Granted                                600              $1,500.00

         Exercised                                0              $     .00
                                          ---------

Outstanding at December 31, 2004                600              $1,500.00

         Granted                          9,612,034              $     .05

         Expired                                753              $1,500.00

         Exercised                        9,611,881              $     .02
                                          ---------

Outstanding at December 31, 2005                 0              $     .00
                                          =========

The weighted average fair value of options granted during 2005 and 2004 is $.05 and $1,500.00, respectively. The weighted-average remaining life of options granted is .00 and .42 years at December 31, 2005 and 2004, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005 and 2004: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.

Note 11 -SUBSEQUENT EVENT

On January 6, 2006 the Board of Directors approved a 75 to 1 common stock warrant to be granted to every shareholder of record on February 10, 2006. The warrant is exercisable at a 25% discount of the closing bid price on the day the warrants are exercised. The period for exercising warrants begins February 18, 2006 and expires on April 18, 2006.

Note 12 - Quarterly Financial Results (unaudited):

Quarterly financial results for the year ended December 31, 2005 as originally reported and as restated are as follows:


                                                          Three months ended
                                  ----------------------------------------
                                    March 31,     June 30,    September 30,   December 31,
                                     2005           2005          2005           2005
                                  -----------    -----------   -----------    -----------
Net revenues                      $      --      $       653   $     1,684    $      --
                                  ===========    ===========   ===========    ===========


Net loss, originally reported     $(1,238,949)   $(2,512,515)  $(1,129,373)   $(7,614,400)
                                                                              ===========
Adjustment for:
     Stock-based compensation            --          588,504      (213,509)          --
                                  -----------    -----------   -----------    -----------

Net loss, as restated             $(1,238,949)     (1,924011)  $(1,342,882)   $(7,614,400)
                                  ===========    ===========   ===========    ===========


Net loss per share,
     originally reported:         $      (.00)   $      (.97)  $      (.01)
Adjustment for:
     Stock-based compensation            (.00)           .23          (.00)
                                  -----------    -----------   -----------

Net loss per share, as restated   $      (.00)   $      (.74)  $      (.01)
                                  ===========    ===========   ===========


The unaudited quarterly financial information in 2005, as originally reported, has been restated to change the valuation of stock-based compensation.
Stock-based compensation is measured at the fair value of the securities issued or the fair market value of the goods or services provided.

                                       32

Following is a schedule of common stock issued since December 31, 2005:

Common shares issued for conversion of preferred stock            350,558,821
Common stock issued to David Mouery                               118,051,283
Common stock issued to Gina Mouery                              1,122,917,953
Common stock issued for expenses                                1,380,533,341
Common stock issued to Joseph DiFrancesco                         117,125,496
Common stock issued for exercise of warrants                      333,762,926


Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below are the names and certain information regarding the individuals elected as directors of the Company.

Name                                Age          Positions Held
----                                ---          --------------

Joseph DiFrancesco                   63           President and a Director

Bernadette DiFrancesco               61           Vice President, Secretary
                                                  and a Director

Lawrence C. Oakley                   80           Director

Janice K. Battenberg                 59           Director

Robert J. McCarthy                   51           Director

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

Meetings and Committees of the Board

     The Board of Directors met during the 2005 fiscal year, and took action by written consent numerous times. The Board of Directors has an audit committee consisting of Ms. Battenberg and Messrs Oakley (Chairman) and McCarthy.

Compensation of Directors

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

Each of the directors filed their Form 4's during the year 2005; however, these forms were not timely filed.

None of the directors timely filed Form 5 for the year 2005.

Item 10.  Executive Compensation.

         The following table sets forth the annual compensation of persons serving as executive officers of the Company.

  Name and                                                Other Compensation
 Principal Position      Age     Year       Salary              Paid

Joseph DiFrancesco        63
   President                     2003       382,579           $58,692
                                 2004       459,095
                                 2005       550,914
Bernadette DiFrancesco
   Vice President         61
                                 2003       127,526            58,691
                                 2004       153,032
                                 2005       183,638

     The Company leases two automobiles for use by Joey and Bernadette
DiFrancesco. Each lease was recently renewed for a three-year term. One lease is for $832 per month, and the other is for $952 per month.

Option Grants
                                                 Individual Grants
-----------------------------------------------------------------------------------------------------------
Name                      Number of
                          Shares           %of Total Options
                          Underlying     Granted to Employees
                          Options *         in Fiscal Year         Exercise Price       Expiration Date

 Joey DiFrancesco            400,000              20%                 12.5 (cent)           Nov 2012

 Bernadette DiFrancesco      400,000              20%                 12.5 (cent)           Nov 2012

 Stephen Chrystie            400,000               0                  12.5 (cent)           Nov 2012

 Anthony Arcari              400,000               0                  12.5 (cent)           Nov 2012

 Norman Weinstock            400,000               0                  12.5 (cent)           Nov 2012
-----------------------------------------------------------------------------------------------------------
Split - adjusted

                                                     36



In May 2004, each director received $25,000 per year for each of the last 3 years ($75,000 total) for service on the Board during that period, payable in the form of cash and units of JB Toys, LLC.

Options Exercised

    ---------------------------------------------------------------------------------------------------------------

                                                      Number of Shares *             Value of Unexercised
                          Shares                   Underlying Unexercised           In-The-Money Options at
                         Acquired      Value      Options at Fiscal Year End           Fiscal Year End (1)
        Name            on Exercise   Realized     Exercisable/Unexercisable        Exercisable/Unexercisable

     Joey DiFrancesco         0           0                400,000                             0

     Bernadette               0           0                400,000                             0
     DiFrancesco

     Stephen Chrystie         0           0                400,000                             0

     Anthony Arcari           0           0                400,000                             0

     Norman Weinstock         0           0                400,000                             0
    ---------------------------------------------------------------------------------------------------------------
     * Split - adjusted


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





     In addition, Joseph and Bernadette DiFrancesco are to receive a Founders" royalty of 10% for any entertainment revenue received by the Company for any entertainment project developed and or produced by the Company during the term of this agreement. This royalty will be paid between November 16th and December
31st in perpetuity.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information known to the company with respect to beneficial ownership of our common stock as of April 14, 2005. The table lists: (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each director, (iii) each executive officer, and (iv) all of our directors and executive officer(s) as a group. Except as noted, each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned by such person.


     -------------------------------------------------------- --------------------- ----------------

              Name and Address of Beneficial Owner              Number of Shares      % Ownership

     -------------------------------------------------------- --------------------- ----------------

         Joseph & Bernadette DiFrancesco(1)
         2221 Springs Landing Blvd.                               138,595,758             2.23%
         Longwood, FL 32779

     -------------------------------------------------------- --------------------- ----------------

          Janice K. Battenberg
          11135 Rolling Spring Dr.                                 13,859,586             0.22%
          Carmel, IN 46033

     -------------------------------------------------------- --------------------- ----------------

          Robert J. McCarthy
          615 Benedict Way                                         13,859,666             0.22%
          Casselberry, FL 32707

     -------------------------------------------------------- --------------------- ----------------

          Lawrence Oakley
          103 Ft. Beauregard Ln.                                   13,859,666             0.22%
          Blufton, SC 29909

     -------------------------------------------------------- --------------------- ----------------

          All executive officers and                              180,174,676             2.89%
          directors as a group (1), (2)
     -------------------------------------------------------- --------------------- ----------------

* Less than 1%

Item 12.  Certain Relationships and Related Transactions.

     Company is affiliated through ownership of shares of the Company's common stock with the following companies:

                   J. & B. DiFrancesco, Inc.
                   WEE-OOO, LTD.
                   Beyond the Kingdom, Inc.
                   T.V. Toys, Inc.
                   2221 Music
                   Clubhouse Videos, Inc.

                                       38

     The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the year ended December 31, 2004 and 2005:

                       2004                      2005

                    $7,614,947                $3,587,425

     The Company paid Gina Mouery, the hostess for the "Gina D's Kids Club Show" and the daughter of Joey DiFrancesco, President and Chief Executive Officer of the Company, $24,000 advance on future royalties for the years ended December 31, 2004 and 2005, respectively.

     The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $9,000 for the years ended December 31, 2004 and 2005, respectively.

     On May 1, 2004, Gina Mouery entered into a ten-month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Ms. Mouery is to assist the Company as a Co-executive Producers and Promotional Celebrity Talent for promotion and production of the Company's products and services. Ms. Mouery will be paid $1,000,000 of registered shares of common stock in ten equal installments priced at a 50% discount from the closing bid price for the preceding ten days. On February 4, 2005, the Board of Directors voted to amend the agreement with Gina Mouery. The Board granted a three-month extension and shall pay Gina Mouery $80,000 for the three-month period. The payments were made with registered shares of common stock at a 33% discount from the closing bid price.

No options were granted to Gina Mouery during the year ended December 31, 2005. During the year ended December 31, 2004, Gina Mouery was granted options for 1,282 shares of common stock for talent fees. The fair value of these options at December 31, 2004, was $573,008 and was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the year ended December 31, 2004, Gina Mouery exercised 1,282 options for $458,070.

During the year ended December 30, 2005, Gina Mouery was granted 34,010,371 shares of common stock for talent fees. The fair value of these shares of common stock was $1,035,371. During the year ended December 31, 2004, Gina Mouery was granted 5,691 shares of common stock. The fair value of these shares of common stock was $1,022,000. The fair value of the common stock was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On October 21, 2005 Gina Mouery converted 5,000 shares of the convertible series B preferred stock into 500,000 shares of common stock.

On September 13, 2005 Gina Mouery granted warrant for 66,667 shares of common stock for interest expense. The fair value of the warrants was $8,500.

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

     Joseph and Bernadette DiFrancesco were granted 4,840,367 and 2,751 shares of common stock during the years ended December 31, 2005 and 2004, respectively.

     Joseph and Bernadette DiFrancesco were granted 75,000 and 320,000 shares of convertible preferred stock during the year ended December 31, 2005 and 2004, respectively. The stock was granted to TV Toys, Inc. The fair value of these shares was $750,000 and $3,200,000 and the fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

     During the year ended December 31, 2005, TV Toys, Inc converted 101,000
shares of convertible preferred stock and received   9,747,884 shares of
restricted common stock.

         During the year ended Joseph and Bernadette DiFrancesco were granted 8,998,428 warrants for common stock. The fair value of these warrants was
$1,147,300 and was charged to interest expense.

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

During the year ended December 31, 2005, David Mouery was granted 8,889 options valued at $15,000. During the year ended December 31, 2004 David Mouery was not granted any options.

During the year ended December 31, 2005, David Mouery was granted 5,821,577 shares of common stock with a fair value of $188,932. During the year ended December 31, 2004 David Mouery was granted 311 shares of common stock with a fair value of 73,810. The fair value of the common stock was charged to consulting expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On August 9, 2005 the Company entered into an agreement with David Mouery (the son in law of Joseph DiFrancesco, Chairman of the Board) to provide legal services for three years. He is to be paid a retainer of $10,000 per month, if payment is made in S-8 stock it will be at a 25% discount of the bid price on the day the stock is issued.

The directors were granted the following common stock options for a ten-year term:

             Date             Common Stock Options      Exercise Price per Share

       November 29, 2002              133                       $ 1,950.00

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

         On July 27, 2005, the Company entered into an agreement with Clubhouse Videos, Inc. in which Clubhouse Videos, Inc. transferred its inventory of "Cuddle Bugs" to the Company in exchange for loans of approximately $82,000 made by the Company to Clubhouse Videos, Inc.

         Clubhouse has ceased operations during 2005. Clubhouse had an advance from a third party, which Raven Moon has agreed to repay. The advance of $125,000 is included on the balance sheet in advances from third parties and was charged to production expense in the current year.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits. See Index to Exhibits for a list of those exhibits filed as part of this report.

(b) Reports on Form 8-K. No reports were filed on Form 8-K for the year ended December 31, 2005.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Audit fees billed to the Company by Richard L. Brown & Company, P.A. ("Brown & Company") for auditing the Company's annual consolidated financial statements for the fiscal year ended December 31, 2005, were $27,677., and for reviewing the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q $10,850.

All Other Fees

All other fees, billed by Brown & Company with respect to the fiscal year ended December 31, 2005 amounted to $2,950.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON ENTERTAINMENT, INC.

By:  /s/  Joseph DiFrancesco                         Date:  April 14, 2006
   -----------------------------------------
          Joseph DiFrancesco, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title

By:  /s/  Joseph DiFrancesco                         Date:  April 14, 2006
   -----------------------------------------
          Joseph DiFrancesco
          President and Director
          (Principal Executive Officer and
          Principal Financial Officer)


By:  /s/  Lawrence C. Oakley                         Date:  April 14, 2006
   -----------------------------------------
          Lawrence C. Oakley
          Director


By:  /s/  Janice K. Battenberg                       Date:  April 14, 2006
   -----------------------------------------
          Janice K. Battenberg
          Director


By:  /s/  Robert J. McCarthy                         Date:  April 14, 2006
   -----------------------------------------
          Robert J. McCarthy
          Director



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


                                                         50