Form 10QSB
period 2006-03-31
RAVEN MOON ENTERTAINMENT INC
filed 2006-05-22
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the period ended March 31, 2006

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

         Issuer's telephone number, including area code: (407) 774-4462

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

The number of shares outstanding of the Registrant's Common Stock as of May 19, 2006 was 14,291,647,833.

Transitional Small Business Disclosure Format:  Yes | |  No |X|

                                TABLE OF CONTENTS



Part I   FINANCIAL INFORMATION                                             Page

Item 1.    Financial Statements:

           Unaudited Consolidated Balance Sheet at March 31, 2006             3

           Unaudited Consolidated Statement of Operations for the
             Three Months Ended March 31, 2006 and 2005                       4

           Unaudited Consolidated Statements of Changes in Deficit
             in Stockholders' Equity for the Three Months Ended
             March 31, 2006 and 2005                                          5

           Unaudited Consolidated Statement of Cash Flows for the
             Three Months Ended March 31, 2006 and 2005                       6

           Notes to Financial Statements                                      7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       20

Item 3.    Controls and Procedures, Evaluation of Disclosure Controls
             and Procedures                                                  24


Part II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                 24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.      24

Item 3.    Defaults Upon Senior Securities                                   24

Item 4.    Submission of Matters to a Vote of Security Holders               24

Item 5.    Other Information                                                 24

Item 6.    Exhibits                                                          25



                                     Part I.

Item 1.  Financial Statements


                           RAVEN MOON ENTERTAINMENT, INC.
                              Consolidated Balance Sheet
                                    March 31, 2006
                                      (unaudited)



                             ASSETS

Cash and cash equivalents                                               $  1,178,387
Receivables                                                                    1,380
Inventory                                                                     75,607
                                                                        ------------

                                                                        $  1,255,374
                                                                        ============

        LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Accrued salaries and fees to officers (Note 7)                          $  2,077,708
Accrued interest payable to third parties                                     37,500
Notes payable third parties (Note 5)                                          60,000
Loans from shareholders (Note 5)                                              62,000
Advances from related parties                                                620,640
Advances from third parties                                                1,503,320
Loans from officers                                                           20,000
Advance from Class B Members of LLC (Note 5)                                 197,500
                                                                        ------------

                 Total liabilities                                         4,578,669


COMMITMENTS AND CONTINGENCIES (Note 8)


DEFICIT IN STOCKHOLDERS' EQUITY
    Preferred stock, $.0001 par value, authorized 800,000,000 shares;
         issued and outstanding 9,734 shares                                       1
    Convertible series B preferred stock, .0001 par value, authorized
         2,000,000 share, issued and outstanding 444,500 shares                   42
    Common stock, $.0001 par value, authorized 15,000,000,000 shares;
         issued and outstanding 6,886,510,775 shares                       1,285,332
    Additional paid-in capital                                            33,102,940
    Accumulated deficit                                                  (37,711,610)
                                                                        ------------

                 Total deficit in stockholders' equity                    (3,323,295)
                                                                        ------------

                                                                        $  1,255,374
                                                                        ============


See accompanying notes



                         RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                        Three months ended
                                                    March 31,        March 31,
                                                      2006             2005
                                                   -----------      -----------
REVENUES:


     Sales of plush toys                           $      --        $        13

COST OF GOOD SOLD                                          213             --
                                                   -----------      -----------

GROSS PROFIT                                              (213)              13

EXPENSES:
     Consulting fees                                   222,365          271,992
     Production expense                              1,425,928          574,939
     General and administrative expense                489,328          390,531
     Interest                                            1,505            1,500
                                                   -----------      -----------

        Total expenses                               2,139,126        1,238,962
                                                   -----------      -----------

        Loss from operations                        (2,139,339)      (1,238,949)
                                                   -----------      -----------

OTHER INCOME                                             6,902             --

Net (loss)                                         $(2,132,437)     $(1,238,949)
                                                   ===========      ===========

Net (loss) per share                               $    .00061      $  (0.00198)
                                                   ===========      ===========


See accompanying notes



                                                  RAVEN MOON ENTERTAINMENT, INC.
                               CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
                                         For the three months ended March 31, 2006 and 2005
                                                            (unaudited)



                                                                          Preferred Stock
                                                                  ------------------------------
                                            Preferred Stock                  Series B                      Common Stock
                                  -----------------------------   ------------------------------   -----------------------------
                                      Shares          Amount          Shares           Amount         Shares           Amount
                                  -------------   -------------   -------------   -------------    -------------   -------------
Balance December 31, 2004                 9,734   $           1        421,500    $          42      387,538,443   $      38,754


   Private Placement                       --              --            15,500               2             --              --

   Private Placement to related
     parties                               --              --             7,500               1             --              --

   Common stock options granted
     for expenses                          --              --              --              --               --              --

   Shares issued for expenses              --              --              --              --        443,603,991          44,360

   Shares issued for expenses
     to related parties                    --              --              --              --        259,971,322          25,997

   Exercise of options                     --              --              --              --          8,583,333             859

   Net loss for the period                 --              --              --              --               --              --
                                  -------------   -------------   -------------   -------------    -------------   -------------
Balance March 31, 2005                    9,734   $           1         444,500   $          45    1,099,697,089   $     109,970
                                  =============   =============   =============   =============    =============   =============

Balance December 31, 2005                 9,934   $           1         490,750   $          49      112,407,557   $      11,240

   Value of discounted
     warrants granted                      --              --              --              --               --              --

   Preferred stock converted
     to common stock                       --              --              --                (7)            --           650,020

   Preferred stock converted
     to common stock by
     related party                         --              --              --              --               --            73,856

   Exercise of warrants                    --              --              --              --        631,238,600          63,124

   Exercise of warrants by
     related party                         --              --              --              --         12,322,546              20

   Shares issued for expenses
     to related parties                    --              --              --              --      2,554,392,164         255,439

   Shares issued for expenses              --              --              --              --      2,316,333,346         231,633

   Net loss for the period                 --              --              --              --               --              --
                                  -------------   -------------   -------------   -------------    -------------   -------------
Balance March 31, 2006                    9,934   $           1         490,750   $          42    5,626,694,213   $   1,285,332
                                  =============   =============   =============   =============    =============   =============

                                                                5



                         RAVEN MOON ENTERTAINMENT, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT IN STOCKHOLDERS' EQUITY
               For the three months ended March 31, 2006 and 2005
                                   (unaudited)
                                   (Continued)



                                    Additional
                                      paid-in       Accumulated
                                      capital         deficit          Total
                                  -------------    -------------    -------------
Balance December 31, 2004         $  27,034,413    $ (27,964,773)   $    (891,563)


   Private Placement                    154,998             --            155,000

   Private Placement to related
     parties                             74,999             --             75,000

   Common stock options granted
     for expenses                         9,367             --              9,367

   Shares issued for expenses           412,206             --            456,566

   Shares issued for expenses
     to related parties                 218,273             --            244,270

   Exercise of options                    9,479             --             10,338

   Net loss for the period                 --               (213)            (213)
                                  -------------    -------------    -------------
Balance March 31, 2005            $  27,913,735    $ (27,964,986)   $      58,765
                                  =============    =============    =============

Balance December 31, 2005         $  33,125,526    $ (35,579,173)   $  (2,442,357)

   Value of discounted
     warrants granted                      --             44,133             --

   Preferred stock converted
     to common stock                   (650,020)            --                 (7)

   Preferred stock converted
     to common stock by
     related party                      (73,856)            --             44,133

   Exercise of warrants                  59,928             --            123,052

   Exercise of warrants by
     related party                       29,978             --             29,998

   Shares issued for expenses
     to related parties                 284,179             --            539,618

   Shares issued for expenses           283,072             --            514,706

   Net loss for the period                 --         (2,132,437)      (2,132,437)
                                  -------------    -------------    -------------
Balance March 31, 2006            $  33,102,940    $ (37,711,610)   $  (3,323,295)
                                  =============    =============    =============


See accompanying notes

                                   5 (Con't)



                                          RAVEN MOON ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)



                                                                                          Three months ended
                                                                                       --------------------------
                                                                                        March 31,      March 31,
                                                                                          2006           2005
                                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                                                    $(2,132,437)   $(1,238,949)
         Adjustments to reconcile net loss to net cash (used)
                 by operating activities:
                       Increase (decrease) in accrued wages and salaries to officers       358,886        323,638
                       Increase in accrued interest to third parties                         1,500          1,500
                       Common stock options granted for expenses                              --            9,367
                       Noncash expense for discounted warrants                              44,133
                       Shares issued for expenses                                        1,054,324        700,837
                                                                                       -----------    -----------

                                      Net cash (used) by operations                       (673,594)      (203,607)
                                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from sale of convertible preferred stock                                    --          230,000
         Proceeds from exercise of options                                                    --           10,338
         Proceeds from advances made by third parties                                    1,240,010           --
         Proceeds from advances made by related parties                                    382,640           --
         Proceeds from exercise of warrants                                                153,043           --
         Notes payable  officers                                                              --          (37,500)
                                                                                       -----------    -----------

                                       Net cash provided by financing activities         1,775,693        202,838

         Net (decrease) increase in cash                                                 1,102,098           (770)

         Cash at beginning of period                                                        76,289         18,641
                                                                                       -----------    -----------
         Cash at end of period                                                         $ 1,178,387    $    17,871
                                                                                       ===========    ===========


See accompanying notes

                                                        6

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (unaudited)


Note 1 -- DESCRIPTION OF THE COMPANY

Raven Moon Entertainment, Inc. and its wholly owned subsidiaries (together, the "Company" or "Raven Moon") are primarily engaged in the production and development of Family Values television programs that convey good morals and positive attitudes to children. The market for these products is worldwide, although the company will devote most of its efforts within the continental United States.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (unaudited)


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

NET LOSS PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. On October 19, 2004, the Board of Directors amended the Articles of Incorporation to give full voting rights to all preferred shareholders. The weighted-average number of shares outstanding was 3,499,459,166 and 41,665 for the three months ended March 31, 2006 and 2005, respectively.

INCOME TAXES -- The Company has incurred approximately $37.6 million of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

INVESTMENTS IN COMMON STOCK -- The investment in Clubhouse Videos, Inc. is approximately 7% of the outstanding common stock, but because the Company can significantly influence the operating and financial policies of Clubhouse Videos, Inc. the Company accounts for their investment under the equity method.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (unaudited)


Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECLASSIFICATIONS -- Certain amounts reported in previous years have been reclassified to conform to the 2006 financial statement presentation.

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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (unaudited)


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

Clubhouse has ceased operations during 2005 and the investment is worthless. Clubhouse had an advance from a third party, which Raven Moon has agreed to repay. The advance of $125,000 is included on the balance sheet in advances from third parties and was charged to production expense in the current year.

On July 27, 2005, the Company entered into an agreement with Clubhouse Videos, Inc. in which Clubhouse Videos, Inc. transferred its inventory of "Cuddle Bugs" to the Company in exchange for loans of approximately $82,000 made by the Company to Clubhouse Videos, Inc.

The inventory was recorded at the lower of cost or market determined using the first-in-first method (FIFO) and was recognized as a recovery of a loan to Clubhouse Videos, Inc.At December 31, 2003, the Company had purchased a total of
36.8 units of Raven Moon Home Video Products, LLC for $368,000. These purchases were converted into common stock of Clubhouse Video, Inc. as a result of the spin-off of the former wholly owned subsidiary.

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

There are two types of Class B units:

1) The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (unaudited)


     initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of March 31, 2006.

2) The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received an amount equal to their initial investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to receive 85% of all gross profits of the LLC derived from the sale of product on an annual basis. As of March 31, 2006, the Company has exchanged 100 units to WEE-OOO, LTD, a related party, for a ten year extension of the option agreement for the rights to Gina D's, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.50 units to members of the Board of Directors for services provided in 2002, 2003 and 2004, and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man.

The Class B members have no voting rights. The cash advances from Class B members who contributed cash have been recorded as a liability because all advances must be repaid prior to any distributions to the parent company.

Note 6 - COMMON STOCK

The Company has amended its Articles of Incorporation to increase the number of authorized shares of Common Stock to 30,000,000,000 shares. With respect to the Amendment, the Board of Directors of the Company has approved, and the shareholders owning a majority of the issued and outstanding voting shares outstanding as of May 1, 2006, have consented in writing to the Amendment. Such approval and consent are sufficient under Section 607.0704 of the Florida Business Corporation Act and the Company's Bylaws to approve the Amendments. The Amendment was effective on or about May 5, 2006.

Note 7 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:

          J. & B. DiFrancesco, Inc.              T.V. Toys, Inc.
          WEE-OOO, LTD.                          2221 Music
          Beyond the Kingdom, Inc.               Clubhouse Videos, Inc.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the three months ended March 31, 2006 and 2005:

                                          2006                  2005
                                          ----                  ----

                                        $668,884              $368,464
                                        ========              ========

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $_____ and $6,000 as an advance on future royalties for the three months ended March 31, 2006 and 2005, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $2,300 and $2,200 for the three months ended March 31, 2006 and 2005, respectively. This reimbursement is included in the general and administrative expenses.

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

During the three months ended March 31, 2006 and 2005, Gina Mouery was not granted options

During the three months ended March 31, 2006 and 2005, Gina Mouery was granted 1,122,917,953 and 227,844,050 shares of common stock, respectively, for talent fees. The fair value of these shares of common stock was $494,308 and $200,000, respectively.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (unaudited)


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

Joseph and Bernadette DiFrancesco were granted 117,125,496 and 7,818,273 shares of common stock during the three months ended March 31, 2006 and 2005, respectively. The fair value of these shares was $17,569 and $11,688, respectively. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.


The directors were granted the following common stock options for a ten-year term:

           Date              Common Stock Options      Exercise Price per Share

     November 29, 2002            2,000,000                     $ .13

These options were valued at $170,000 and charged to general and administrative expense.

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (unaudited)


Note 7 -- RELATED PARTY TRANSACTIONS (continued)

The outside Board of Directors were granted 37,945,731 and 3,699,999 shares of common stock during the three months ended March 31, 2006 and 2005, respectively. The fair value of these shares was $5,692 and $3,848 for the three months ended March 31, 2006 and 2005, respectively. Also, the outside Board of Directors were paid $23,700 and $28,750 for directors fees for the three months ended March 31, 2006 and 2005, respectively. The fair value of the common stock granted and director fees paid were charged to consulting fees for the three months ended March 31, 2006 and 2005.

During the three months ended March 31, 2006 and 2005, loans from officers, directors, senior management and related parties are summarized as follows:

                                                    2006              2005
                                                    ----              ----

          Balance at beginning of year            $ 20,000          $ 37,500
          Increase in loans                           -                 -
          Payments on loans                          (open)          (37,500)
                                                  --------          --------
          Balance at end of period                $ 20,000          $   -
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


Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the three months ended March 31, 2006 and 2005:



                                                       2006           2005
                                                       ----           ----
     Beginning balance                              $1,718,823     $  546,404
          Accrued for administrative salary            146,385        179,159
          Accrued production fee                       212,500        187,500
          Payments to Officers                            -           (43,021)
                                                    ----------     ----------
     Ending balance                                 $2,077,708     $  870,042
                                                    ==========     ==========


Note 8 -- COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment contract with the officers, Joseph and Bernadette DiFrancesco. On October 19, 2004, the Board of Directors extended Joseph and Bernadette DiFrancesco's contract an additional seven years after the

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (unaudited)


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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (unaudited)


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

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (unaudited)


Non-statutory options are granted at prices and terms determined by the board of directors. The following is a summary of options, granted, exercised, and outstanding:

                                                             Weighted  Average
                                                Shares         Exercise Price
                                                ------         --------------

Outstanding at December 31, 2004                 133            $   1875.00

         Granted                                 572            $     18.00

         Exercised                               572            $     18.00

Outstanding at March 31, 2005                    133            $   1875.00
                                                ====



Outstanding at December 31, 2005                 771            $    338.34

         Granted                                  -                       -

         Exercised                                -                       -
                                                ----            -----------

Outstanding at March 31, 2006                    771            $    338.34




The exercise price and the market value for common stock options granted during the three months ended March 31, 2005 is as follows:

Options granted               Exercise Price             Fair Market Value
---------------               --------------             -----------------

   8,583,333                      $.0012                     $  .0022

No common stock options were granted or exercised during the three months ended March 31, 2006.

The weighted average fair value of options granted during 2005 is $.011. The weighted-average remaining life of options granted is 7.67 years at March 31, 2005, respectively.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2006 and 2005: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50, respectively.

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

Note 11 - WARRANTS

On January 6, 2006 the Board of Directors approved a 75 to 1 common stock warrant to be granted to every shareholder of record on February 10, 2006. The warrant is exercisable at a 25% discount of the closing bid price on the day the warrants are exercised. The period for exercising warrants begins February 18, 2006 and expires on April 18, 2006. The Company recognized $44,133 of expense in the current interim period for the value of the discounted purchase price. Of this expense, $2,078 was incurred by related parties.

Note 12 -SUBSEQUENT EVENT

The following is a schedule of common stock issued to related parties subsequent to March 31, 2006:

Common shares issued for conversion of preferred stock          1,000,000,000
Common stock issued to Gina and David Mouery                    4,062,500,000
Common stock issued for expenses                                2,663,608,180
Common stock issued to officers and directors                   1,204,826,818
Common stock issued for exercise of warrants                          200,000

                         RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (unaudited)


Subsequent to March 31, 2006, third parties have been issued 7,495,900,446 shares of common stock. [NOTE to Rick - these figures are as of 5/11/06}



On April 13, 2006 the Board of Directors approved a 40 to 1 common stock warrant to be granted to every shareholder of record on May 19, 2006. Each shareholder of record on that date will receive on warrant for each share of common stock owned as of that date. The warrant allows the shareholder to purchase 40 shares of restricted common stock for each warrant owned. The warrant is exercisable at a 40% discount of the closing bid price on the day the warrants are exercised. The period for exercising warrants begins May 25, 2006 and expires on July 25, 2006. Common shares purchased as a result of exercising these warrants will be restricted for one year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations

          Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward-looking statements.

          Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancement of shareholder value, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our business prospects.

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

          Raven Moon Entertainment is well on its way to 40 episodes of "Gina D's Kids Club." To date, we have produced 24 episodes of the half hour program. The production of "Gina D's Kids Club" has resulted in 24 DVD titles, a music library of over 160 original songs, and a cast of characters which are suitable for licensing and merchandising opportunities. Raven Moon's future revenue stream is dependant on its nationwide syndication of "Gina D's Kids Club" and its ability to continue to finance the production of the remaining 16 episodes of "Gina D's Kids Club". Once the company has the program in a position where it's airing 5 days a week on a station which is considered a destination for kids, management believes there are numerous opportunities in a billion dollar licensing and merchandising market for preschool kids. Raven Moon management has already explored these opportunities and has met with prominent industry leaders who have recommended the company adapt a strategy which will allow Raven Moon to build upon the "Gina D's Kids Club" brand.

         In addition to "Gina D's Kids Club", Raven Moon has begun developing a movie called "GINA D & THE TRANSISTOR SISTERS"(R) and has launched "GINA D'S READING ACROSS AMERICA PROBRAMPROGRAM"(R) LIVE. The Company has already produced a "Mr. Bicycle Man" Public Service Announcement and a trailer for the "BoBo Blocks" television series.

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

         In 2002, Raven Moon Entertainment, Inc, formed a subsidiary named Raven Moon Home Video Products, LLC, which was spun-off into a separate corporation known as Clubhouse Videos, Inc. in 2003. In exchange, Raven Moon Entertainment, Inc. received a small minority stock interest in Clubhouse Videos, Inc. which was distributed to its shareholders and was to be initially paid $1,000,000 and a royalty form DVD sales from the first three GINA D'S KIDS CLUB(R) episodes. To date, Clubhouse Videos, Inc. has not paid anything to Raven Moon Entertainment, Inc.


        Results of Operations -Three months ended March 31, 2006 and 2005
        -----------------------------------------------------------------

Revenue
-------

     Revenues are generated from the sale of rights, licenses, and toys inspired by the children entertainment productions of Raven Moon Entertainment.

          Total revenues for the three months ending March 31, 2006 and March 31, 2005 were $0 and $13, respectively. The 2005 revenues were generated by sales of plush toys.

Cost of Goods Sold
------------------

     Cost of goods sold for the three months ending March 31, 2006 and March 31, 2005 were $213 and $0, respectively.

Expenses

     Expenses for the three months ending March 31, 2006 and March 31, 2005 were $2,139,126 and $1,238,962, respectively, an increase of $900,164.

     Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Net Loss
--------

          During the three months ending March 31, 2006, the Company recorded a Net Loss of $2,132,437 as compared to a loss $1,238,949 for the three months ending March 31, 2005. The increase in net loss of $892,488 is primarily attributable to an increase in production costs and expenses.

Income Taxes
------------

          As a result of the losses recorded in prior years, no provision was made for income taxes for the current interim period.

Liquidity
---------

     At March 31, 2006, the Company had $1,178,387 of cash on hand, as compared to $76,289 in cash on hand at December 31, 2005. The significant increase in cash is due to cash received in March 2006 from a holder for the exercise of common stock warrants. Shortly after this holder exercised their warrants, and prior to March 31, 2006, the holder notified the Company of their intent to rescind a portion of the transaction and seek a return by the Company of $1,135,010 in cash. The Company agreed to refund this amount, which is included in Advances from Third Parties in the accompanying consolidated and unaudited balance sheet, to the holder and has done so subsequent to March 31, 2006. Excluding this cash, the Company has total assets and liabilities of $120,364 and $3,443,657, respectively, at March 31, 2006. Since December 31, 2005, assets have decreased $32,912 and liabilities have increased $848,024. For the three months ended March 31, 2006 and 2005, cash used by operations was $673,594 and $203,607, respectively.

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

     In addition, during the quarter ended March 31, 2006, the stockholders voted to amend Raven Moon's Certificate of Incorporation to increase the authorized common shares from 15 billion (?) to 30 billion shares. The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, employee and consultant compensation plans. The company is currently engaged in ongoing negotiations with several different syndication partners.

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

During the quarter ended March 31, 2006, the Company implemented SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" that amends SFAS No. 123, "Accounting for Stock-Based Compensation." The standard provides for (1) alternative methods of transition for an entity that voluntarily changes to the fair-value method of accounting for stock-based employee compensation; (2) requires more prominent disclosure of the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported income; and (3) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure of those effects in interim financial information. The impact of implementing SFAS No. 148, which was not material to the Company's financial position, is discussed further in the Notes to Financial Statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits and Index of Exhibits

     31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

     No reports were filed on Form 8-K for the period ended March 31, 2006.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            RAVEN MOON ENTERTAINMENT, INC.
                                                    (Registrant)


 Date:  May 19, 2006                        By:  /s/  Joseph DiFrancesco
                                               --------------------------------
                                                      Joseph DiFrancesco
                                                      President