Form 10QSB
period 2006-06-30
RAVEN MOON ENTERTAINMENT INC
filed 2006-08-22
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------
FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended June 30, 2006

[   ]   Transition report under Section 13 Or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission file number 000-24727

         RAVEN MOON ENTERTAINMENT ,INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

       Florida			      59-348779
---------------------------	---------------------
(State of incorporation)	(IRS. Employer Id No.)

2005 Tree Fork Lane, Ste.101  Longwood, Florida, 32750
------------------------------------------------------
      (Address of principal executive offices)

Issuer's telephone number, incl area code:(407)304-4764

Securities registered pursuant to Section 12(g) of the Act:


			Name of each exchange
Title of Class:		on which registered:
---------------		---------------------
Common Stock,
par value $.0001               	None

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the Registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes |X|	No |  |

Indicate by check mark whether the Registrant is an
accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [  ]	No [X].

The number of shares outstanding of the Registrant's Common
Stock as of August 17, 2006 was 92,802,695.

Transitional Small Business Disclosure Format:
Yes |  |	No | X |



TABLE OF CONTENTS


Part I	FINANCIAL INFORMATION				Page

Item 1.  Financial Statements:

Unaudited Consolidated Balance Sheet at
 June 30, 2006						3

Unaudited Consolidated Statement of Operations
 for the Three and Six Months Ended
 June 30, 2006 and 2005					4

Unaudited Consolidated Statement of Cash Flows
 for the Three and Six Months Ended
 June 30, 2006 and 2005					5

Unaudited Consolidated Statements of Changes in
 Deficit in Stockholders' Equity for the Three
 Months Ended June 30, 2006  				6


Notes to Financial Statements				7

Item 2.  Management's Discussion and Analysis of
 Financial Condition and Results of Operations		20

Item 3.  Controls and Procedures, Evaluation of
 Disclosure Controls and Procedures			24

Part II	  OTHER INFORMATION
Item 1.  Legal Proceedings				24
Item 2.  Unregistered Sales of Equity Securities
          and Use of Proceeds				24
Item 3.  Defaults Upon Senior Securities		24
Item 4.  Submission of Matters to a Vote of
          Security Holders	 			24
Item 5.  Other Information				24
Item 6.  Exhibits					25




Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                        RAVEN MOON ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEET
                          June 30, 2006 (unaudited)


                                 ASSETS

Current assets:
    Cash and cash equivalents                                  $   121,055
    Inventory                                                       75,334
    Other                                                           62,973
                                                               -----------
       Total assets                                            $   259,362
                                                               ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY

    Accrued salaries and fees to officers (Note 7)              $2,445,281
    Accrued interest payable to third parties                       39,000
    Notes payable third parties (Note 5)                            56,750
    Loans from shareholders (Note 5)                                62,000
    Advances from related parties                                  620,640
    Advances from third parties                                    338,319
    Loans from officers                                             20,000
    Advance from Class B Members of LLC (note 5)                   197,500
                                                                ----------
      Total liabilities                                          3,779,490

Commitments and Contingencies (Note 8)                                  -

Stockholders' equity:
    Preferred stock, $0.0001 par value; 800,000,000 shares
     authorized; 9,934 shares issued and outstanding                     1
    Convertible series B preferred stock, .0001 par value;
     2,000,000 shares authorized, 490,750 shares
     issued and outstanding                                             43
    Common stock, $0.0001 par value; 30,000,000,000 shares
     authorized; 4,903,397 shares issued and outstanding         2,559,606
    Additional paid in capital                                  34,518,652
    Accumulated deficit                                        (40,598,430)
                                                               -----------
      Total stockholders' equity                                (3,520,128)
                                                               -----------
      Total liabilities and stockholders' equity               $   259,362
                                                               ===========

See accompanying notes.




                               RAVEN MOON ENTERTAINMENT, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                 Three Months Ended        Six Months Ended
                                June 30,    June 30,     June 30,    June 30,
                                 2006        2005         2006        2005
                               --------    --------      -------     -------
 Revenue:
  Sales of plush toys        $     1,556 $        653  $     1,556 $       666
                             ----------- ------------  -----------  ----------
   Total Revenue                   1,556          653        1,556         666
  Cost of Sales                      253          166          466         166
                             ----------- ------------  ----------- -----------
   Gross profit                    1,303          487        1,090         500

 Expenses:
  Consulting fees               300,580       435,857      522,945     707,849
  Production costs            1,542,131       969,432    2,968,059   1,544,371
  Interest                        1,500         1,500        3,005       3,000
  General & administrative    1,176,740       517,709    1,666,070     908,240
                              -----------  -----------  ----------- ----------
  Total operating expenses    3,020,951     1,924,498    5,160,079   3,163,460
                             -----------  -----------  ----------- -----------

  Lossfrom operations        (3,019,648)   (1,924,011)  (5,189,989) (3,162,960)
                             -----------  -----------  ----------- -----------

 Other Income                   132,844           -        139,748          -
                             ----------- ------------  ----------- ------------

 Net loss                   $(2,886,804) $(1,924,011)  $(5,019,241) $(3,162,960)
                            ============ ============  ============ ===========

 Basic and diluted income
  (loss) per share:
  Income (loss) from operations  $(0.89)   $(43,728)       $(2.18)   $(117,147)
                                --------   ---------       -------   ---------
   Net loss                      $(0.89)   $(43,728)       $(2.18)   $(117,147)
                                ========   =========       =======   =========


See accompanying notes.




               RAVEN MOON ENTERTAINMENT, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                    Three Months Ended        Six Months Ended
                                   June 30,    June 30,     June 30,   June 30,
                                     2006        2005         2006       2005
                                   --------    --------     --------   --------

Cash flows from operating
 activities:
  Net (loss)                  $(2,886,804)$(1,924,011)$(5,019,241)$(3,162,960)
  Adjustments to reconcile
   net (loss) to net cash
   (used) generated in
   operating activities:
  Non-cash expense for
    discounted Warrants           600,244           -      644,377          -
 (Increase) decrease in assets
  and liabilities
   Receivables from related
    parties                            -        14,000          -       14,000
   Receivables from third
    parties                           880        8,200         880       8,200
   Accounts payable to third
    parties                            -           168          -          168
   Accrued wages & salaries
    to officers                   367,573      388,580     726,458     712,218
   Accrued interest to officers
    and related parties             1,500        1,500       3,000       3,000
   Common stock options granted
     for expenses                      -            -           -        9,367
   Shares issued for expenses   1,670,023      911,690   2,724,341   1,368,256
   Shares issued for expenses
    to related parties                 -       558,443          -      802,714
    Other current assets          (62,200)          -      (62,200)         -
                               -----------  ----------- ----------- ----------
   Net cash used
    in operating activities      (308,784)     (41,430)   (982,385)   (245,037)
                               -----------  ----------- ----------- ----------


Cash flows from financing
 activities:
 Proceeds from advances made
  by third parties             (1,165,002)          -       75,009          -
 Proceeds from advances made
  by Related parties                   -            -      382,640          -
 Proceeds from private
  placement                            -            -           -      230,000
 Proceeds from exercise of
  options                              -            -           -       10,338
 Proceeds from exercise of
  warrants                        419,703           -      572,746          -
 Note payable repayment            (3,250)      50,000      (3,250)     12,500
 Proceeds from preferred
  conversion                            1           -            6          -
                               -----------   ---------- ----------- ----------
 Net cash provided by (used
  in) financing activities       (748,548)      50,000   1,027,151    252,838
                               -----------  ----------- ----------- ----------
Net increase (decrease) in
  cash                         (1,057,332)       8,570      44,766       7,801

Cash beginning of period        1,178,387       17,872      76,289      18,641
                               -----------  ----------- ----------- -----------
Cash end of period             $  121,055   $   26,442  $  121,055  $    26,442
                               ===========  =========== =========== ===========



See accompanying notes.





                    RAVEN MOON ENTERTAINMENT, INC.
       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                For the Three Months Ended June 30, 2006


                                       Series B
                   Preferred Stock  Preferred Stock     Common Stock
                   Shares Amount    Shares  Amount    Shares      Amount
                   -------------    ------  -------  --------   ---------
Balances at
  March 31, 2006    9,934    $1     490,750  $42     1,721,628 $1,285,332

Private
   placement           -      -          -     1            -          -

Preferred stock
  converted            -      -          -     -       100,000     40,000

Preferred stock
  converted by
  related party        -      -          -     -       250,000    100,000

Warrant exercise       -      -          -     -       701,848    290,355

Warrant exercise
  by related party     -      -          -     -            50         20

Cancelled shares       -      -          -     -      (937,500)  (375,000)

Shares issued for
  expenses             -      -          -     -     1,193,456    477,382

Shares issued for
  expenses to
  related parties      -      -          -     -     1,873,915    741,516

Value of discounted
 warrants granted      -      -          -     -            -          -

Net loss               -      -          -     -            -          -
                    -----    --     -------  ---    ----------  ---------

Balances at
  June 30, 2006     9,934    $1     490,750  $43     4,903,397 $2,559,606
                    =====    ==     =======  ===    ========== ==========



                    Additional                  Total
                     Paid-In    Accumulated  Stockholders
                     Capital      Deficit       Equity
                   ----------- ------------  ------------
Balances at
  March 31, 2006,  $33,102,940 $(37,711,610) $(3,323,295)

Private
   placement            79,999           -        80,000

Preferred stock
  converted            (40,000)          -            -

Preferred stock
  converted by
  related party       (100,000)          -            -

Warrant exercise        57,295           -       374,250

Warrant exercise
  by related party          6            -            26

Cancelled shares      375,000            -            -

Shares issued for
  expenses            187,476            -       638,258

Shares issued for
  expenses to
  related parties     255,691            -       997,207

Value of discounted
 warrants granted     600,244            -       600,244


Net loss                    -    (2,886,804)  (2,286,560)
                   ----------- ------------  ------------

Balances at
  June 30, 2006    $34,518,652 $(40,598,430) $(3,520,128)
                   =========== ============= ============


See accompanying notes.




                  RAVEN MOON ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                June 30, 2006 and 2005 (unaudited)

Note 1 - DESCRIPTION OF THE COMPANY

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiaries JB Toys, LLC and Raven Animation, Inc. (the "Company"). JB Toys, LLC will cease to exist on December 5, 2012. Inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenue from distribution of plush toys are recognized upon receipt of payment or delivery of product, which does not vary significantly from the time the products are shipped.

Revenue from the distribution of videos is recognized as earned under the criteria established by SOP 00-2. The Company's revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual videos. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:
 1. The Company has a valid sale or licensing agreement in place.
 2. The video is complete and in accordance with the agreement with the customer.
 3. The video has been delivered or is deliverable.
 4. The license period has begun.
 5. The revenue is fixed or determinable and collection is reasonably assured.

PRODUCTION COSTS - Production costs includes costs to develop and produce video entertainment products. These costs were paid primarily to companies and individuals hired to perform a specific task. The Company outsources these activities in order to reduce overhead costs. Production costs are amortized by the ratio of current year's revenue bear to management's estimated ultimate revenue. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products, it has elected to expense all production costs.

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

STOCK-BASED COMPENSATION - The Company accounts for stock options issued to employees under Statement of Financial Accounting Standards 123, wherein such options are valued based upon the Black-Scholes option-pricing model.

CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

NET LOSS PER SHARE - Primary earnings per share computations are based on the weighted average number of shares outstanding during the period. On October 19, 2004, the Board of Directors amended the Articles of Incorporation to give full voting rights to all preferred shareholders. The weighted average number of shares outstanding was 3,248,142 and 44 for the three-months ended
June 30, 2006 and 2005, respectively. The weighted average number of shares outstanding was 2,298,424 and 27 for the six months ended June 30, 2006 and 2005, respectively.

INCOME TAXES - The Company has incurred approximately $40.6 million of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

INVESTMENTS IN COMMON STOCK - The investment in Clubhouse Videos, Inc. is approximately 7% of the outstanding common stock, but because the Company can significantly influence the operating and financial policies of Clubhouse Videos, Inc. the Company accounts for their investment under the equity method.

RECLASSIFICATIONS - Certain amounts reported in previous years have been reclassified to conform to the 2006 financial statement presentation.

CREDIT RISKS - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. It has not experienced any losses in such accounts. The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents.

STOCK SPLITS - The Company adopted a 1000 to 1 reverse stock split on July 15, 2005 for common stock. The Company adopted a 5 to 1 forward spilt for common stock for the stockholders of record on December 30, 2005, with an effective date of January 30, 2006. The Company adopted a 75 to 1 reverse stock split effective February 17, 2006 for common stock. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.

Note 3 - BUSINESS AND OPERATIONS

The Company is currently working to establish the following lines of business:
1.  Home Video and Television Productions
2.  Internet Retail Sales
3.  Music CDs
4.  Plush Toys

These financial statements are prepared on a going concern basis that assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, it does not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize assets and liquidate its liabilities, contingent obligations and commitments in other than the normal course of business and the amounts which may be different from those shown in these financial statements. The ability to continue as a going concern is dependent on its ability to (a) obtain additional debt and equity financing and (b) generate profitable operations in the future.

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

Note 4 - INVESTMENT IN CLUBHOUSE VIDEOS, INC.

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

Note 5 - DEBT

Debt for the company consists of the following:
  a. Notes payable to third parties bear interest at 10% annually. These are demand notes, and are unsecured.

  b. Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock in 2000 and are also entitled to gross revenue royalty fees of the gross revenue of the Company for ten years. The royalties range from .0125% to .5% of gross revenues. No royalties were earned in 2005 and 2004.

There are two types of Class B units:
  1. The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of June 30, 2006.

  2. The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received an amount equal to their initial investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to receive 85% of all gross profits of the LLC derived from the sale of product on an annual basis. As of March 31, 2006, the Company has exchanged 100 units to WEE-OOO, LTD, a related party, for a ten year extension of the option agreement for the rights to Gina D's, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.50 units to members of the Board of Directors for services provided in 2002, 2003 and 2004, and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man.

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

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the six-months ended June 30, 2006 and 2005:

	Six Months Ended	Six Months Ended
	  June 30, 2006		  June 30, 2005
	----------------	----------------
	   $2,226,156		   $1,218,886

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $12,000 as an advance on future royalties for each of the six-month periods ended June 30, 2006 and 2005. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $4,524 and $4,512 for the six-months ended June 30, 2006 and 2005, respectively. This reimbursement is included in the general and administrative expenses.

On May 1, 2004, Gina Mouery entered into a ten-month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Ms. Mouery is to assist the Company as a Co-executive Producer and Promotional Celebrity Talent for promotion and production of the Company's products and services. Ms. Mouery will be paid $1,000,000 of registered shares of common stock in ten equal installments priced at a 50% discount from the closing bid price for the preceding ten days. On February 4, 2005, the Board of Directors amended the agreement with Gina Mouery. The Board granted a three-month extension and shall pay Gina Mouery $80,000 for the three-month period. The payments were made with registered shares of common stock at a 33% discount from the closing bid price.

During the six-months ended June 30, 2006 and 2005, Gina Mouery was granted 1,753,438 and 24 shares of common stock, respectively, for talent fees. The fair value of these shares of common stock was $1,722,741 and $884,112, respectively. During the six months ended June 30, 2006 and 2005, Gina Mouery was not granted any stock options.

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

Joseph and Bernadette DiFrancesco were granted 260,974 and zero shares (on a split adjusted basis) of common stock during the six-months ended June 30, 2006 and 2005, respectively. The fair value of these shares was $110,246 and $11,688, respectively. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The outside Board of Directors were granted 79,001 and zero shares
(on a split adjusted basis) of common stock during the six-months ended June 30, 2006 and 2005, respectively. The fair value of these shares was $81,313 and $3,848 for the six-months ended June 30, 2006 and 2005, respectively. Also, the outside Board of Directors were paid $62,400 and $42,000 for directors fees for the six-months ended June 30, 2006 and 2005, respectively. The fair value of the common stock granted and director fees paid were charged to consulting fees for the six-months ended June 30, 2006 and 2005, respectively.

During the six-months ended June 30, 2006 and 2005, loans from officers, directors, senior management and related parties are summarized as follows:

				2006	   2005
				----	   ----
Balance at beginning of year $ 20,000	$  37,500
Increase in loans		    0	   50,000
Payments on loans		    0	  (37,500)
			     --------	---------
Balance at end of period     $ 20,000	$  50,000
			     ========	=========

On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each songwriter to receive 2,500,000 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the six-months ended June 30, 2006, Raven
Moon paid $60,200 to 2221 Music. The payments were charged to general and administrative expenses because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the six-months ended June 30, 2006 and 2005:

				   2006		   2005
				-----------	-----------
Beginning balance		$ 1,718,823	$   546,404
Accrued for administrative
  salary  			    484,809	    358,318
Accrued production fee		    375,000	    375,000
Payments to Officers		         -  	   (43,021)
				-----------	-----------
Ending balance			$ 2,578,632	$ 1,236,701
				===========	===========

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

On February 4, 2005, the Board of Directors approved the following:

1. Three-month consulting agreement. This agreement requires the individual to provide executive assistants advice to the Company for three months. The individual is to be paid $189,000 for the three-month period. The payments will be registered common shares issued in three equal installments of common stock at a 33% discount from the closing bid price for the day prior to issuing the shares.

2. Three-month consulting agreement. This agreement requires Big Apple Consulting U.S.A., Inc. (Big Apple) to market and promote the Company to brokers and other investors. Big Apple is to be paid $120,000 for the three-month period. The payments will be registered common shares issued in three equal installments of common stock at a 33% discount from the closing bid price for the day prior to issuing the shares.

On August 12, 2004, the Board of Directors approved a new consultant compensation plan for 90,000 registered shares of common stock for key consultants currently under contract and new consultants that may be hired in the future. The Company has amended the consultant compensation plan and has issued the following common stock under the terms of this plan:

	       Date			Shares of Common Stock
	-----------------		------------------------
	January 14, 2005		      6,333
	February 7, 2005		     13,066
	March 4, 2005			     19,133
	March 28, 2005			     19,133
	April 11, 2005			     91,710
	May 31, 2005			    206,120
	August 11, 2005			    833,333
	September 16, 2005		    800,000
	September 23, 2005		  5,333,333
	October 28, 2005		 13,333,333
	November 18, 2005		 26,666,667
	December 15, 2005		 26,666,667
	December 30, 2005		 53,333,333
	January 13, 2006		 53,333,333
	January 27, 2006		 53,333,333
	February 6, 2006		 42,666,667
	February 22, 2006		  5,333,333
	March 8, 2006			600,000,000
	March 20, 2006			800,000,000


NOTE 9 - PRIVATE PLACEMENT OFFERING

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

Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 expired May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing price exceeds $.20 per share for at least thirty days ending on the third day prior to the mailing of the notice. As of June 30, 2006, the Company has sold $2,284,000 of the private placement offerings.

Note 10 - WARRANTS

On January 6, 2006 the Board of Directors approved a 75 to 1 common stock warrant that was granted to every shareholder of record on February 10, 2006. The warrant was exercisable at a 25% discount of the closing bid price on the day the warrants were exercised. The period for exercising warrants began February 18, 2006 and expired on April 18, 2006. The Company recognized $44,133 of expense in the period ended March 31, 2006 for the value of the discounted purchase price. Of this expense, $2,078 was incurred by related parties.

On April 13, 2006 the Board of Directors approved a 40 to 1 common stock warrant that was granted to every shareholder of record on May 19, 2006.
Each shareholder of record on that date received one warrant for each share of common stock owned as of that date. The warrant allowed the shareholder to purchase 40 shares of restricted common stock for each warrant owned. The warrant was exercisable at a 40% discount of the closing bid price on the day the warrants were exercised. The period for exercising warrants begins May 25, 2006 and expired on July 25, 2006. Common shares purchased as a result of exercising these warrants are restricted for one year and will be exempt from any reverse split that may occur in the twelve (12) months following the date on the new restricted share certificates. The Company recognized
$600,244 of expense in the period ended June 30, 2006 for the value of the discounted purchase price. Of this expense, $43 was incurred by related parties.

Note 11 - SUBSEQUENT EVENT

The following is a schedule of common stock issued to related parties subsequent to June 30, 2006:

 Common stock issued to Gina and David Mouery	  833,333
 Common stock issued to officers and directors	1,320,854
 Common stock issued for services		  190,000

Subsequent to June 30, 2006, third parties have been issued 2,267,664 shares of common stock.

On June 20, 2006, the Board of Directors approved a 1 for 20 reverse-split with an effective date of July 17, 2006.

On August 15, 2006, the Board of Directors approved a 1 for 200 reverse-split with an effective date of September 20, 2006.

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

Raven Moon Entertainment is well on its way to 40 episodes of "Gina D's Kids Club." To date, we have produced 31 episodes of the half hour program. The production of "Gina D's Kids Club" has resulted in 24 DVD titles, a music library of over 160 original songs, and a cast of characters which are suitable for licensing and merchandising opportunities. Raven Moon's future revenue stream is dependant on its nationwide syndication of "Gina D's Kids Club" and its ability to continue to finance the production of the remaining 16 episodes of "Gina D's Kids Club". Once the company has the program in a position where it's airing 5 days a week on a station which is considered a destination for kids, management believes there are numerous opportunities in a billion dollar licensing and merchandising market for preschool kids. Raven Moon management has already explored these opportunities and has met with prominent industry leaders who have recommended the company adapt a strategy which will allow Raven Moon to build upon the "Gina D's Kids Club" brand.

In addition to "Gina D's Kids Club", Raven Moon has begun developing a movie called "GINA D & THE TRANSISTOR SISTERS"(R) and has launched "GINA D'S READING ACROSS AMERICA PROBRAMPROGRAM"(R) LIVE. The Company has already produced a "Mr. Bicycle Man" Public Service Announcement and a trailer for the "BoBo Blocks" television series.

The "Gina D's Kids Club" began airing on television once a week in September 2004, through the efforts of our syndicator Role Entertainment. In order to maximize our airtime exposure to five days like programs such as "Sesame Street", "Arthur" and "Barney", we decided to move the program to PBS public television stations. Recently the Company signed an exclusive 27-month agreement with WPBT-PBS, Miami to be our presenting station through American Public Television (APT), so that we can get our programs on public television stations beginning with a June 2006 launch date. In order to fulfill the contract with public television, we will have to produce an additional 16 half-hour episodes at an approximate cost of $4,000,000. It is anticipated that six
(6) of those programs planned for delivery to public television stations in June will be produced in February 2006. It is an assumption that as part of our business plan, the completion of a total of 40 episodes and saturated visibility on public television stations could create multiple revenue streams which includes worldwide licensing and merchandising opportunities for DVD's, CD's, and toys that have been inspired by the show. This of course is if the programs are accepted for airing by the public stations, are well received by the viewers, the licensees and the retailers. Parents told us that they wanted better programming for their children, and we are committed to our goal of providing the very best in family values children's entertainment.

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


	Results of Operations - Six months ended June 30, 2006 and 2005
	----------------------------------------------------------------

Revenue
-------

Revenues are generated from the sale of rights, licenses, and toys inspired by the children entertainment productions of Raven Moon Entertainment.

Total revenues for the six-months ending June 30, 2006 and June 30, 2005 were $1,556 and $666, respectively.

Cost of Goods Sold
------------------

Cost of goods sold for the six months ended June 30, 2006 and June 30, 2005 were $466 and $166, respectively.

Expenses
--------

Expenses for the six months ended June 30, 2006 and June 30, 2005 were $5,160,079 and $3,163,460, respectively, an increase of $1,996,619.

Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Net Loss
--------

For the six months ended June 30, 2006, the Company recorded a net loss of $5,019,241 as compared to a net loss of $3,162,960 for the six-months ending June 30, 2005. The increased net loss of $1,856,281 is primarily attributable to an increase in production costs and expenses.

Income Taxes
------------

As a result of the losses recorded in prior years, no provision was made for income taxes for the current interim period.

Liquidity
---------

At June 30, 2006, the Company had $121,055 of cash on hand, as compared to $76,289 in cash on hand at December 31, 2005. The increase in cash is due to the current shareholders warrants exercise in purchasing additional common stock shares, which expired on July 31, 2006.

The Company has total assets and liabilities of $259,362 and $3,779,490, respectively, at June 30, 2006. Since December 31, 2005, assets have decreased $106,086 and liabilities have increased $1,183,857. For the six-months ended June 30, 2006 and 2005, cash used by operations was $982,385 and $245,037, respectively.

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

In addition, during the quarter ended March 31, 2006, the stockholders voted to amend Raven Moon's Certificate of Incorporation to increase the authorized common shares from 15 billion to 30 billion shares. The additional shares will be made available to conduct a variety of corporate transactions, such as public offerings, private placements, employee and consultant compensation plans. The company is currently engaged in ongoing negotiations with several different syndication partners.

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


Part II.

Item 1.  Legal Proceedings

On April 7, 2006, we received a demand from John G. Pierce, as Trustee, for a payment of $137,752.62 as a satisfaction of the principle amount plus interest on certain promissory notes, issued by the Company. During May 2006, the Company entered into a settlement agreement with Mr. Pierce for an undisclosed amount.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults on Senior Securities
None.

Item 4.  Submission of Matters to Vote of Security Holders

On May 5, 2006, the shareholders owning a majority of the issued and outstanding shares of the Company's common stock approved an amendment to the Company's Articles of Incorporation, to increase the number of authorized shares of common stock of the COmpany to 30,000,000,000 shares.

On June 19, 2006 the holders of majority of the outstanding common stock of the Company, approved a 20 to 1 reverse stock split of the Company's Common Stock to be effective July 17, 2006. The stock split does not change the number of authorized shares of common stock of the Company.


Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K.

	(a)  Exhibits and Index of Exhibits
	31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)  Reports on Form 8-K.
	No reports were filed on Form 8-K for the period ended June 30, 2006.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				RAVEN MOON ENTERTAINMENT, INC.
				------------------------------
				(Registrant)

Date:  August 19, 2006		By:  /s/  Joseph DiFrancesco
				       --------------------------------
				Joseph DiFrancesco
				President






								EXHIBIT 31

CERTIFICATION PURSUANT TO RULE 13a
14(a)/15D-14(a) and SECTION
302 OF THE SARBANES-OXLEY ACT

I, Joey DiFrancesco, President and Chief Executive Officer (principal executive officer) and principal financial officer of Raven Moon Entertainment, Inc. (the "Registrant"), certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of the Registrant;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
	a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
	a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Dated: August 21, 2006		/s/ Joseph DiFrancesco
				----------------------------
				Joey DiFrancesco, President,
				Chief Executive Officer and
				Principal Financial Officer





								EXHIBIT 32


CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Raven Moon Entertainment, Inc. (the "Registrant") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joey DiFrancesco, President, Chief Executive Officer and principal financial officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: August 21, 2006		/s/ Joseph DiFrancesco
	         	        ---------------------------
				Joey DiFrancesco, President,
				Chief Executive Officer and
				Principal Financial Officer