Form 10QSB
period 2006-09-30
RAVEN MOON ENTERTAINMENT INC
filed 2006-11-14
CIK 1058056

SECURITIES AND EXCHANGE COMMISSION
        Washington, D.C. 20549
------------------------------
           FORM 10-QSB

[X]	Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended September 30, 2006

[  ]  Transition report under Section 13 Or 15(d) of the
Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 000-24727


            RAVEN MOON ENTERTAINMENT ,INC.
----------------------------------------------------
(Exact name of registrant as specified in its charter)

         Florida            59-3485779
	------------	----------------
(State of incorporation)(IRS. Employer Id No.)

 2005 Tree Fork Lane, Ste.101 Longwood, Florida, 32750
-------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:  (407) 304-4764


Securities registered pursuant to Section 12(g) of the Act:

Title of Class:                  	Name of each exchange
on which registered:

Common Stock, par value $.0001           	None

Indicate by check mark whether the Registrant (1) has filed
all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Registrant
was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.
Yes |X|	No | _ |

Indicate by check mark whether the Registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act). Yes [  ]	No [X].

The number of shares outstanding of the Registrant's
Common Stock as of November 8, 2006 was 16,236,178,011.

Transitional Small Business Disclosure Format:
Yes | __ |	No | X |






TABLE OF CONTENTS


Part I	FINANCIAL INFORMATION			   Page

Item 1.  Financial Statements:

Unaudited Consolidated Balance Sheet at
September 30, 2006					     3

Unaudited Consolidated Statement of Operations
for the Three and Nine Months Ended
September 30, 2006 and 2005				     4

Unaudited Consolidated Statement of Cash Flows
for the Three and Nine Months Ended
September 30, 2006 and 2005				     5

Unaudited Consolidated Statements of Changes in
Deficit in Stockholders' Equity for the
Three Months Ended September 30, 2006		     6

Notes to Financial Statements				     7

Item 2.  Management's Discussion and Analysis
of Financial Conditionand Results of Operations	    20

Item 3.  Controls and Procedures, Evaluation of
Disclosure Controls and Procedures			    24

Part II	  OTHER INFORMATION
Item 1.  Legal Proceedings				    24
Item 2.  Unregistered Sales of Equity Securities
	and Use of Proceeds				    24
Item 3.  Defaults Upon Senior Securities		    24
Item 4.  Submission of Matters to a Vote of
	Security Holders					    24
Item 5.  Other Information				    24
Item 6.  Exhibits					          25



Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                  RAVEN MOON ENTERTAINMENT, INC.
                   CONSOLIDATED BALANCE SHEET
                  September 30, 2006 (unaudited)

                            ASSETS

Current assets:
    Cash and cash equivalents                          $   178,420
    Inventory                                               74,381
    Other                                                   33,962
                                                       -----------
       Total assets                                    $   286,763
                                                       ===========

              LIABILITIES & STOCKHOLDERS' EQUITY

    Accrued salaries and fees to officers (Note 7)      $2,502,554
    Accrued interest payable to third parties               40,500
    Notes payable third parties (Note 5)                    56,750
    Loans from shareholders (Note 5)                        62,000
    Advances from related parties                          620,640
    Advances from third parties                            338,320
    Loans from officers                                     20,000
    Advance from Class B Members of LLC (note 5)           197,500
    Other liabilities                                          255
                                                        ----------
      Total liabilities                                  3,838,519

Commitments and Contingencies (Note 8)                          -

Stockholders' equity:
    Preferred stock, $0.0001 par value; 800,000,000
    shares authorized; 9,934 shares issued and
    outstanding                                                  1
    Convertible series B preferred stock, .0001 par
    value; 2,000,000 shares authorized, 490,750 shares
     issued and outstanding                                     43
    Common stock, $0.0001 par value; 30,000,000,000
    Shares authorized; 11,954,984,361 shares issued
     and outstanding                                     3,754,616
    Additional paid in capital                          35,720,514
    Accumulated deficit                                 43,026,930)
                                                       -----------
      Total stockholders' equity                       (3,551,756)
                                                       -----------
      Total liabilities and stockholders' equity       $   286,763
                                                       ===========
See accompanying notes.



                   RAVEN MOON ENTERTAINMENT, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                Sept. 30,    Sept. 30,  Sept. 30,   Sept. 30,
                                   2006        2005        2006        2005
                                --------    --------     -------     -------
Revenue:
   Sales of plush toys       $     1,299  $     1,306  $     2,855 $     1,972
   Sales - commercial time            -         5,076           -        5,076
   Marketing fee income          201,000           -       263,500          -
                             -----------  -----------  -----------  ----------
   Total Revenue                 202,299        6,382      266,355       7,048
Cost of Sales                        875          327        1,341         493
                             -----------  -----------  ----------- -----------
   Gross profit                  201,424        6,055      265,014       6,555

Expenses:
   Consulting fees               393,214      304,668      882,421   1,197,478
   Production costs            1,035,468      501,515    4,003,527   2,449,429
   Interest                        1,500        1,500        4,505       4,500
   General & administrative    1,202,597      402,861    2,902,405   1,311,101
                             -----------  -----------  ----------- -----------
   Total operating expenses    2,632,779    1,210,544    7,792,858   4,962,508
                             -----------   ----------- ----------- -----------
Loss from operations          (2,431,355)  (1,204,489)  (7,527,844) (4,955,953)
                             -----------   ----------  ----------- -----------

Other Income
   Bad Debt recovery                  -        75,116       62,500      75,116
   Processing & advertising        2,854           -        16,817          -
   Interest                           -            -           785          -
                             -----------   ----------  -----------  ----------

   Net loss                  $(2,428,501) $(1,129,373) $(7,447,742)$(4,880,837)
                             ===========  ===========  =========== ============

Basic and diluted loss
   per share:
 Loss from operations            $(0.00)     $(0.01)       $(0.01)     $(0.10)
                                 -------     -------       -------     -------
    Net loss                     $(0.00)     $(0.01)       $(0.01)     $(0.10)
                                 =======     =======       =======     =======
See accompanying notes.



                         RAVEN MOON ENTERTAINMENT, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                 Sept. 30,  Sept. 30,   Sept. 30,  Sept. 30,
                                 2006         2005        2006        2005
                               --------     --------    ---------   --------

Cash flows from operating
    activities:
 Net (loss)                  $(2,428,501)$(1,129,373)$(7,447,742)$(4,880,837)
 Adjustments to reconcile net
  (loss) to net cash (used)
  generated in operating
  activities:
   Non-cash expense for
    Discounted warrants           628,091          -    1,272,468         -
(Increase) decrease in
  assets and liabilities
   Receivables from related
    parties                            -      (14,000)         -          -
   Receivables from third
    parties                            -       14,040         880     22,240
   Inventory                          953     (76,116)      1,226    (76,116)
   Accrued wages & salaries
    to officers                    57,273     332,345     783,731  1,044,563
   Accrued interest to officers
    And related parties             1,500       1,500       4,500      4,500
   Common stock options granted
     for expenses                      -           -           -       9,367
   Shares issued for expenses      67,445     363,265   2,791,786  1,927,426
   Shares issued for expenses
     to related parties                -      277,975          -   1,298,288
   Other assets and liabilities    29,268          -      (33,233)       168
                                ----------  ---------  ---------- ----------
   Net cash used in
   operating activities         (1,643,971)  (230,364) (2,626,384)  (650,401)
                                ----------  ---------  ---------- -----------

Cash flows from financing
  activities:
 Proceeds from advances made
  by third parties                     -       20,000      75,009     20,000
 Proceeds from advances made
  By related parties                   -           -      382,640         -
 Proceeds from sale of
  Series B preferred stock             -           -           -     405,000
 Proceeds from exercise of
  options                              -           -           -      10,338
 Proceeds from exercise of
  warrants                      1,698,483     250,185   2,274,110    250,185
 Note payable - officers               -       10,000      (3,250)    22,500
 Proceeds from preferred
  conversion                        2,853          -            6         -
                               ----------   ---------  ---------- ----------

   Net cash provided by
    financing activities        1,701,336     280,185   2,728,515    708,023
                               ----------  ----------  ---------- ----------
Net increase in cash               57,365      49,821     102,131     57,622
Cash beginning of period          121,055      26,442      76,289     18,641
                               ----------  ----------  ---------- ----------

Cash end of period             $  178,420  $   76,263  $  178,420 $   76,263
                               ==========  ==========  ========== ==========

See accompanying notes.



                     RAVEN MOON ENTERTAINMENT, INC.
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                For the Three Months Ended September 30, 2006

                                       Series B
                   Preferred Stock  Preferred Stock     Common Stock
                   Shares Amount    Shares  Amount    Shares       Amount
                   -------------    ------  -------  --------    ---------
Balances at
   June 30, 2006    9,934    $1     490,750   $43      4,883,272 $2,559,595

Private
   placement           -      -          -      -             -          11

Preferred stock
  converted            -      -          -      -     24,733,332      2,473

Preferred stock
  converted by
  related party        -      -          -      -      3,800,000        380

Warrant exercise       -      -          -      -  6,242,106,117    624,211

Warrant exercise
  by related party     -      -          -      -  5,005,083,333    500,508

Cancelled shares       -      -          -      -        (70,000)        (7)

Shares issued for
  expenses             -      -          -      -    511,891,224     51,189

Shares issued for
  expenses to
  related parties      -      -          -      -    162,557,083     16,256

Value of discounted
  Warrants granted     -      -          -      -             -          -

Net loss               -      -          -     -              -          -
                    -----    --     -------    --- ------------- ----------

Balances at
September 30, 2006  9,934    $1     490,750   $43 11,954,984,361 $3,754,616
                    =====    ==     =======   === ============== ==========


                    Additional                    Total
                     Paid-In    Accumulated  Stockholders
                     Capital      Deficit       Equity
                   ----------- ------------  ------------
Balances at
   June 30, 2006   $34,518,663 $(40,598,429) $(3,520,127)

Private
   placement           109,989           -       110,000

Preferred stock
  converted             (2,473)          -            -

Preferred stock
  converted by
  related party           (380)          -            -

Warrant exercise      (262,516)          -       361,695

Warrant exercise
  by related party    (236,297)          -       264,211

Cancelled shares             7           -            -

Shares issued for
  expenses             217,378           -       268,567

Shares issued for
  expenses to
  related parties       748,052           -       764,308

Value of discounted
  Warrants granted      628,091           -       628,091

Net loss                     -    (2,428,501)  (2,428,501)
                    ----------- ------------  ------------

Balances at
September 30, 2006  $35,720,514 $(43,026,930) $(3,551,756)
                    =========== ============= ============
See accompanying notes.



RAVEN MOON ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005 (unaudited)

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

STOCK-BASED COMPENSATION -- The Company accounts for stock options issued to employees under Statement of Financial Accounting Standards 148 ("SFAS 148"), wherein such options are valued based upon the Black-Scholes option-pricing model. The Company adopted SFAS 148 as of January 1, 2006.

CASH EQUIVALENTS -- The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

NET LOSS PER SHARE -- Primary earnings per share computations are based on the weighted average number of shares outstanding during the period. On October 19, 2004, the Board of Directors amended the Articles of Incorporation to give full voting rights to all preferred shareholders. The weighted average number of shares outstanding was 1,774,776,613 and 2,167 for the three-months ended September 30, 2006 and 2005, respectively. The weighted average number of shares outstanding was 598,101,587 and 822 for the nine months ended September 30, 2006 and 2005, respectively.

INCOME TAXES -- The Company has incurred approximately $43 million of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

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

STOCK SPLITS -- The Company adopted a 1000 to 1 reverse stock split on July 15, 2005 for common stock. The Company adopted a 5 to 1 forward spilt for common stock for the stockholders of record on December 30, 2005, with an effective date of January 30, 2006. The Company adopted a 75 to 1 reverse stock split effective February 17, 2006 for common stock. The Company adopted a 20 to 1 reverse stock split effective July 17, 2006 for common stock. The Company adopted a 200 to 1 reverse stock split effective September 20, 2006 for common stock. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.

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

Note 4 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC.

At December 31, 2003, the Company had purchased a total of 36.8 units of Raven Moon Home Video Products, LLC for $368,000. These purchases were converted into common stock of Clubhouse Video, Inc. ("Clubhouse") as a result of the spin-off of the former wholly owned subsidiary. Also, the Company has loaned Clubhouse approximately $82,000 since 2003. The investment in Clubhouse and the loan have been written-off as the Company's proportionate share of Clubhouse 's loss.

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

	b. Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock in 2000 and are also entitled to gross revenue royalty fees of the gross revenue of the Company for ten years. The royalties range from .0125% to .5% of gross revenues. No royalties were earned in 2006 and 2005.

There are two types of Class B units:
	1. The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of September 30, 2006.

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

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the nine-months ended September 30, 2006 and 2005:

		Nine Months Ended	Nine Months Ended
		September 30, 2006	September 30, 2005
		------------------	------------------
		    $3,595,316		    $1,488,468

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $18,000 and $20,000 as an advance on future royalties for the nine-month periods ended September 30, 2006 and 2005, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $6,780 and $6,800 for the nine-months ended September 30, 2006 and 2005, respectively. This reimbursement is included in the general and administrative expenses.

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

During the nine-months ended September 30, 2006 and 2005, Gina Mouery was granted 89,953,438 and 2,196 shares of common stock, respectively, for talent fees. The fair value of these shares of common stock was $2,154,241 and $1,076,972, respectively. During the nine months ended September 30, 2006 and 2005, Gina Mouery was not granted any stock options.

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

Joseph and Bernadette DiFrancesco were granted 31,494,633 and 448 shares (on a split adjusted basis) of common stock during the nine-months ended September 30, 2006 and 2005, respectively. The fair value of these shares was $355,429 and $46,567, respectively. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The outside Board of Directors were granted 1,949,092 and 244 (on a split adjusted basis) of common stock during the nine-months ended September 30, 2006 and 2005, respectively. The fair value of these shares was $154,115 and $22,653 for the nine-months ended September 30, 2006 and 2005, respectively. Also, the outside Board of Directors were paid $101,100 and $57,767 for directors fees for the nine-months ended September 30, 2006 and 2005, respectively. The fair value of the common stock granted and director fees paid were charged to consulting fees for the nine-months ended September 30, 2006 and 2005, respectively.

During the nine-months ended September 30, 2006 and 2005, loans from officers, directors, senior management and related parties are summarized as follows:

							   2006       2005
							 -------     ------
	Balance at beginning of year    	$  20,000	$ 37,500
	  Increase in loans		     		-      235,000
	  Payments on loans		     		- 	(212,500)
				       		---------  ---------
	Balance at end of year 	      	$  20,000	$ 60,000
				      		=========  =========

On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each songwriter to receive 2,500,000 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the nine-months ended September 30, 2006, Raven Moon paid $90,200 to 2221 Music. The payments were charged to general and administrative expenses because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the nine-months ended September 30, 2006 and 2005:
				 		  2006	   2005
						-----------	----------
	Beginning balance			$1,718,823	$  546,404
	Accrued for admin. salary	   484,809	   537,477
	Accrued production fee	   	   705,175	   662,500
	Payments to Officers	  	  (350,593)	  (155,414)
						-----------	----------
	Ending balance			$2,558,214	$1,590,967
						===========	==========

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

On August 12, 2004, the Board of Directors approved a new consultant compensation plan for 90,000 registered shares of common stock for key consultants currently under contract and new consultants that may be hired in the future. The Company has amended the consultant compensation plan and has issued the following common stock under the terms of this plan:

	       			    Shares of
		Date			   Common Stock
	-----------------		-----------------
	January 14, 2005				2
	February 7, 2005				3
	March 4, 2005				5
	March 28, 2005				5
	April 11, 2005			     23
	May 31, 2005			     52
	August 11, 2005		     	    208
	September 16, 2005		    200
	September 23, 2005		  1,333
	October 28, 2005			  3,333
	November 18, 2005			  6,667
	December 15, 2005			  6,667
	December 30, 2005			 13,333
	January 13, 2006			 13,333
	January 27, 2006			 13,333
	February 6, 2006			 10,667
	February 22, 2006			  1,333
	March 8, 2006			150,000
	March 20, 2006			200,000

NOTE 9-- PRIVATE PLACEMENT OFFERING

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

Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 per share, expired May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing price exceeds $.20 per share for at least thirty days ending on the third day prior to the mailing of the notice. As of September 30, 2006 the Company has sold $2,284,000 of the private placement offerings.

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

On April 13, 2006 the Board of Directors approved a 40 to 1 common stock warrant to be granted to every shareholder of record on May 19, 2006. Each shareholder of record on that date received one warrant for each share of common stock owned as of that date. The warrant allowed the shareholder to purchase 40 shares of restricted common stock for each warrant owned. The warrant was exercisable at a 40% discount of the closing bid price on the day the warrants were exercised. The period for exercising warrants began May 25, 2006 and expired on July 31, 2006. Common shares purchased as a result of exercising these warrants will be restricted for one year and will be exempt from any reverse split that may occur in the twelve (12) months following the date on the new restricted share certificates. The Company recognized $361,766 of expense in the period ended September 30, 2006 for the value of the discounted purchase price. Of this expense, $160,667 was incurred by related parties.

On August 17, 2006 the Board of Directors approved a 10-for-1 common stock warrant to be granted to every shareholder of record on September 1, 2006. Each shareholder of record on that date received one warrant for each share of common stock owned as of that date. The warrant allowed the shareholder to purchase 10 shares of restricted common stock for each warrant owned. The warrant was exercisable at a 50% discount of the closing bid price on the day the warrants were exercised. The period for exercising warrants began September 15, 2006 and was originally scheduled to expire on October 31, 2006. The expiration date has been extended to December 1, 2006. Common shares purchased as a result of exercising these warrants will be restricted for one year and will be exempt from any reverse split that may occur in the twelve
(12) months following the date on the new restricted share certificates. The Company recognized $266,325 of expense in the period ended September 30, 2006 for the value of the discounted purchase price. Of this expense, $0 was incurred by related parties.

Note 11 -SUBSEQUENT EVENT

The following is a schedule of common stock issued to related parties subsequent to September 30, 2006:
Common stock issued to Gina and David Mouery	1,210,000,000
Common stock issued to officers, directors
	and other related parties			   405,100,000

Subsequent to September 30, 2006, third parties have been issued
2,457,258,870 shares of common stock.


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

On August 14, 2006, the Company announced that WPBT-PBS, Miami will be the first public broadcasting station in the country to air the "Gina D's Kids Club" pre-school series on a daily strip. In addition, WPBT will be the distributing station for the series to other public television stations. As of September 4, 2006, WPBT began broadcasting the series Monday through Friday, grouped with other PBS KIDS hit series such as "Clifford" and "Sesame Street."

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

On July 18, 2006, the Company announced that JB Toys, LLC had signed its first licensing deal with the Beverly Hills Teddy Bear Company, one of the leading plush toy manufacturers, handling design, manufacture, distribution and sales for major licensed brands including SpongeBob SquarePants and Spider-Man. The agreement is non-exclusive and only for a three-year period.

	Results of Operations - Nine months ended September 30, 2006 and 2005
	-----------------------------------------------------------------------

Revenue
-------

Revenues are generated from the sale of rights, licenses, and toys inspired by the children entertainment productions of Raven Moon Entertainment.

Total revenues for the nine months ended September 30, 2006 and September 30, 2005 were $266,355 and $7,048, respectively, an increase of $259,307.

Cost of Goods Sold
------------------

Cost of goods sold for the nine months ended September 30, 2006 and September 30, 2005 were $1,341 and $493, respectively.

Expenses
--------

Expenses for the nine months ended September 30, 2006 and September 30, 2005 were $7,792,858 and $4,962,508, respectively, an increase of $2,830,350.

Consulting fees, production and non-cash warrant expenses accounted for the majority of the expenses incurred by the Company. The non-cash warrant expenses were $1,272,468 for the nine months ended September 30, 2006. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Net Loss
--------

For the nine months ended September 30, 2006, the Company recorded a net loss of $7,447,742 as compared to a net loss of $4,880,837 for the nine-months ending September 30, 2005. The increased net loss of $2,566,905 is primarily attributable to an increase in production costs and expenses.

Income Taxes
------------

As a result of the losses recorded in prior years, no provision was made for income taxes for the current interim period.

Liquidity
---------

At September 30, 2006, the Company had $178,420 of cash on hand, as compared to $76,289 in cash on hand at December 31, 2005. The increase in cash is primarily due to the proceeds received from the multiple warrant exercises used to purchase additional common stock shares.

The Company has total assets and liabilities of $286,763 and $3,838,519, respectively, at September 30, 2006. Since December 31, 2005, assets and liabilities have increased $133,487 and $1,242,886, respectively. For the nine-months ended September 30, 2006 and 2005, cash used by operations was $2,626,384 and $650,401, respectively.

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

Part II.

Item 1.  Legal Proceedings

On April 7, 2006, we received a demand from John G. Pierce, as Trustee, for a payment of $137,752.62 as a satisfaction of the principle amount plus interest on certain promissory notes, issued by the Company. During May 2006, the Company entered into a settlement agreement with Mr. Pierce.

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

On August 15, 2006 the holders of majority of the outstanding common stock of the Company, approved a 200 to 1 reverse stock split of the Company's Common Stock to be effective September 20, 2006. The stock split does not change the number of authorized shares of common stock of the Company.

Item 5.  Other Information
None.

Item 6.  Exhibits and Reports on Form 8-K.

	(a)  Exhibits and Index of Exhibits
	31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)  Reports on Form 8-K.
	No reports were filed on Form 8-K for the period ended September 30, 2006.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				RAVEN MOON ENTERTAINMENT, INC.
				------------------------------
					(Registrant)

Date:  November 13, 2006		By: /s/ Joseph DiFrancesco
				--------------------------
				Joseph DiFrancesco
				President



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

Dated: November 13, 2006		/s/ Joseph DiFrancesco
				-----------------------------------
				Joey DiFrancesco, President,
				Chief Executive Officer and
				Principal Financial Officer



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

Dated: November 13, 2006		/s/ Joseph DiFrancesco
				-----------------------------------
				Joey DiFrancesco, President,
				Chief Executive Officer and
				Principal Financial Officer