Form 10KSB
period 2006-12-31
RAVEN MOON ENTERTAINMENT INC
filed 2007-04-03
CIK 1058056

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          Form 10-KSB

                          (Mark One)

         X   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         _____For the fiscal year ended: December 31, 2006


               Commission File Number: 000-24727

                 Raven Moon Entertainment, Inc.
         (Name of small business issuer in its charter)


         Florida                           59-3485779
(State or other Jurisdiction            (I.R.S. Employer
of Incorporation or Organization)     Identification No.)

                 2005 Tree Fork Lane, Suite 101
                      Longwood, FL  32750
           (Address of Principal Executive Offices)

            Issuer's telephone number: (407) 304-4764


Securities registered under Section 12(b) of the Exchange Act:
	None.				N/A
 (Title of Class)       (Name of exchange on Which Registered)

   Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, $0.0001 Par Value

Check whether the Issuer is not required to file reports pursuant
to Section 13 or 15(d) of the Exchange Act.    [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of March 26, 2007 was approximately $1,642,775 based on the $0.0001 per share closing price of the Common Stock on the Over The Counter Bulletin Board composite transactions tape. The number of shares of Common Stock outstanding as of March 26, 2007 was approximately 16,427,758,418.



                       TABLE OF CONTENTS

                            Part I
Item 1   Description of Business.
Item 2   Description of Property.
Item 3   Legal Proceedings.
Item 4   Submission of Matters to a Vote of Security Holders.

                           Part II
Item 5   Market for Common Equity and Related Stockholder
           Matters and Small Business Issuer Purchases of Equity
	   Securities.
Item 6   Management's Discussion and Analysis or Plan of Operation
Item 7   Financial Statements.
	 Report of Independent Registered Public Accounting Firm
	 Balance Sheets
	 Statement of Operations
	 Statement of Cash Flows
	 Statement of Deficit In Stockholders' Equity
	 Notes to Financial Statements

Item 8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 8A	Controls and Procedures

Item 8A(T) Controls and Procedures

                         Part III
Item 9 Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;
            Compliance with Section 16(a) of the Exchange Act
Item 10  Executive Compensation.
Item 11  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.
Item 12  Certain Relations and Related Transactions and Director
	  Independence.
Item 13  Exhibits.
Item 14  Principal Accountant Fees and Services.


FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private
Securities Litigation Reform Act of 1995) regarding the plans and objectives of Management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.
Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis or Plan of Operations."


                                 PART I

Item 1.	Description of Business.

General

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

The primary business focus of our Company, Raven Moon Entertainment, Inc. (the "Company" or "Raven Moon"), is the development and production of family G-Rated children's television programs and animated movies, DVD's, CD music products, music publishing and talent management.

In early 2007, our Company completed 13 new episodes of "Sing Along With Gina D." Combined with the 31 completed episodes of the "Gina D Kids Club" the Company now has, as of March 2007,
44 television episodes and 44 DVD titles available for distribution.

The production of "Gina D's Kids Club" has resulted in a music library of over 350 original songs, and a cast of characters which are suitable for licensing and merchandising opportunities.

Management believes the Company's future revenue stream is dependant on its worldwide television exposure of both the "Gina D's Kids Club" and the Company's ability to sell DVD's, music CD's and other merchandise from the programs in the marketplace.

During November 2006 Trinity Broadcasting Network (the "Network") had given "Gina D's Kids Club" additional air time, seven days a week.
(We don't pay for air time nor are we paid by the network.) We believe that as we experience increased public airing of our library on this popular station or network which is considered a destination for kids, numerous opportunities may arise for us to become part of a billion dollar licensing and merchandising market for preschool kids. We have already explored these opportunities and have met with prominent industry leaders who have recommended we adapt a strategy which will allow Raven Moon to build upon the "Gina D's Kids Club" brand.

In addition to "Gina Ds Kids Club", Raven Moon has begun developing a full length feature movie concept called "GINA D and THE TRANSISTOR SISTERS In Search of the Golden Record" and we have launched "GINA D'S READING ACROSS AMERICA PROGRAM" as a live broadcast. The Company has already produced a "Mr. Bicycle Man" Public Service Announcement and a trailer for the "BoBo Tales" and "TED TV" television series, products of our Company.

The "Gina D's Kids Club" began airing on television once a week in September 2004, through the efforts of our syndicator Role Entertainment. In order to maximize our air time exposure to five days, like programs such as "Sesame Street", "Arthur" and "Barney,", we decided to move the program to PBS public television stations. The Company signed a 27-month agreement with WPBT-PBS, Miami to be our presenting station through American Public Television ("APT"), so that we can get our programs on public television stations beginning with a June 2006 launch date. The Company had to produce an additional 16 half-hour episodes at an approximate cost of $4,000,000. Six (6) of those programs planned for delivery to public television stations in June 2006 were produced in February 2006. It is an assumption that as part of our business plan, the completion of a total of 40 episodes and saturated visibility on worldwide television exposure could create multiple revenue streams which includes worldwide licensing and merchandising opportunities for DVD's, CD's, and toys that have been inspired by the show. Of course, the programs will need to be accepted by the viewers, the licensees and the retailers. Parents told us that they wanted better programming for their children, and we are committed to our goal of providing the very best in family values children's entertainment.

In 2002, Raven Moon Entertainment, Inc. created a wholly owned subsidiary called JB Toys, LLC which will control the exclusive licensing and merchandising rights to the following product lines for a period of ten years: The "Cuddle Bug", "The Christmas Cuddle Bug", "The Cuddle Bug Cousins", "The Birthday Cuddle Bugs", "The BoBo Blocks", and "Mr. Bicycle Man". Raven Moon will receive 15% of gross profits received by JB Toys, LLC for ten years. Because the Company recently signed a television distribution contract with DLT Entertainment, LLC (a major company located in New York, Los Angeles and London) for a new show called BOBO TALES, the contract for the BOBO BLOCKS was recently renewed for an additional ten years with Tri-Color Entertainment, Inc. and JB Toys, LLC.

In 2002, Raven Moon Entertainment, Inc, formed a subsidiary named Raven Moon Home Video Products, LLC, which was spun-off into a separate corporation known as Clubhouse Videos, Inc. in 2003. In exchange, Raven Moon Entertainment, Inc. received a small minority stock interest in Clubhouse Videos, Inc. which was distributed to its shareholders and was to initially be paid $1,000,000 and a royalty from DVD sales from the first three GINA D'S KIDS CLUB(R) episodes.
To date, Clubhouse Videos, Inc. has not paid anything to Raven Moon Entertainment, Inc. and therefore forfeited its rights to the DVD's which reverted back to Raven Moon Entertainment, Inc.

There is no assurance we will succeed in building any significant revenues, or any profits, or otherwise.

Competitive Business Conditions

Though we have limited market shares and revenues, the main competition in our industry comes from the major studios, such as Disney and Universal Studios that produce a large percentage of children's programming plus producers of such shows as "Barney," "Sesame Street," and the "Muppets." The next level of competition is from other independents production companies. To be competitive, we must produce high quality creative productions and must develop the reputation and contacts to meet with the principal players in this industry. Once we obtain a distributor, we expect that they will provide the support necessary to enable us to compete in this marketplace.

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

While we regularly sub contract many aspects of production, our Management, the Company's principal creative talent, has spent a substantial time developing these properties and products during the last two fiscal years and are in charge of the production of the product on an ongoing basis.

Intellectual Property

We have determined to focus our primary efforts on audio and video production for television and Family Values Videos and more specifically on the present development of the "Gina D's Kids Club" children's videos.
 On April 11, 2001, we acquired from Joseph and Bernadette DiFrancesco, insiders of the Company, a one (1) year option for the rights to the program "Gina D's Kids Club," the cartoon characters "TV Ted", "Baby and the Transistor Sisters" and other characters from the show including:
"Simon," "Fishy," "Kitty," "Hammy," "Miss Muffin," and the music publishing rights to songs written by Mr. and Mrs. DiFrancesco, in exchange for one (1) split-adjusted shares of our common stock at par value.

Because the Company failed to have produced the required number of programs and videos by April 1, 2002, the Option was extended for an additional year in exchange for one (1) split-adjusted share of common stock to J&B DiFrancesco. On March 4, 2004 and March 5, 2004, the Company's Board of Directors renegotiated a new ten-year agreement with Joey & Bernadette DiFrancesco, the copyright and trademark owners, to be effective beginning January 1, 2004 and ending December 31, 2014. In the agreement, the Company must pay
J&B DiFrancesco, in addition to their salaries as officers of the company, a creative license fee of $750,000 plus 10% of gross revenues each year for ten years. The Company shall own these rights provided that the Company does not file for bankruptcy or is taken over by an unfriendly party.

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

In 2002, we raised approximately $900,000 in a Video LLC private offering. The spin off of the LLC resulted in the elimination of the $900,000 debt, which was classified as an advance to Raven Moon from class B members of the LLC.

Customers

The Company is not dependant on a few major customers because every television station in the country is involved in filling its production day and is constantly seeking quality program material to enable it to meet that demand. However, we are dependent on our relationship with the Network as part of our business strategy.

Personnel

We currently have three full-time employees and no part-time employees. We have no plan to hire any additional employees in the immediate future. We expect to meet our additional personnel needs through the continued hiring of independent contractors. The Company relies heavily on the use of outside consulting services. The source of independent contractors is readily available in Central Florida from many different sources including the talent pool of professionals who have worked with companies such as Disney/MGM, Universal Studios and Nickelodeon. Recently the Company signed an additional financing agreement with MG Studios.

Government Regulation

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

Our principal executive offices are located at 2005 Tree Fork Lane, Suite 101 Longwood, Florida 32750. Our telephone number at that address is (407) 304-4764.


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

We have experienced operating losses in prior years.
----------------------------------------------------

For the year ended December 31, 2006, our gross revenues decreased to $6,637 from $10,160 in the 2005 year resulting in a net loss of $12,346,259 for the 2006 operating year as compared with a net loss of $7,614,400 for the 2005 operating year.

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

Our industry is intensely competitive, which may adversely affect our operations and financial results.

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

Our stock price is volatile and could be further affected by events not within our control.

The trading price of our common stock has been volatile and will continue to be subject to:
  a. volatility in the trading markets generally;
  b. significant fluctuations in our quarterly operating results; and
  c. announcements regarding our business or the business of our competitors.

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

The liquidity of our stock is severely reduced because we are classified as a "penny stock".

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

Note, the rules and policies above are summarized and are subject to change without notice. We make no representation to the accuracy or continued application of the above or any obligation to notify you of changes.

Item 2.	Description of Property

We presently lease office and warehouse space located at 2005 Tree Fork Lane, Longwood, Florida, for a monthly rental of $2,000. The lease is on a month-to-month basis. We believe these facilities will be adequate for our purposes because our primary business is conducted in rented professional recording studios and facilities of subcontractors used in the television, motion picture, and recording business.

Item 3.	Legal Proceedings.

On April 7, 2006, we received a demand from John G. Pierce, as Trustee, for a payment of $137,752.62 as a satisfaction of the principal amount plus interest on certain promissory notes, issued by the Company. The Company has settled this dispute and recorded a $90,000 settlement liability at December 31, 2006 that will be satisfied by the issuance of the Company's common stock during 2007.

Item 4.	Submission of Matters To Vote of Security Holders

As to action taken in the fourth On October 26, 2006 our Board of Directors approved an amendment to our Articles of Incorporation
(the "Amendment") which caused a one for 2,000 (1:2,000) reverse stock split of our issued and outstanding common stock, as follows. The full text of the Amendment is attached to an Information Statement filed with the SEC in November of 2006. The action became effective on December 15, 2006 in accordance with the written consent of the holders of a majority of our issued and outstanding voting securities and the filing of the Amendment with the Secretary of State of Florida in accordance with the relevant sections of the Florida Business Corporations Act.


                               PART II

Item 5.  Market For Common Equity And Related Stockholder
Matters and Small Business Purchases of Equity Securities

Our common stock began trading on the NASD over-the-counter bulletin board under the symbol "RMOO" on December 1, 2000. The symbol was changed to "RVMO" in 2005, to "RMNE" and "RMEI" during 2006 and to "RVME" in early 2007.

Historical Market Price Data for Common Stock of Raven Moon
Entertainment, Inc.

The following table sets forth the range of high and low bid prices for the common stock for the period beginning January 1, 2004 and ending December 31, 2006, as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	   Common Stock		High ($)	Low ($)
           ------------         --------        -------
	1st Quarter 2006	$0.0008		$0.0001
	2nd Quarter 2006	$0.0003		$0.0001
	3rd Quarter 2006	$0.0004		$0.0001
	4th Quarter 2006	$0.0007		$0.0001

	1st Quarter 2005	$73.50		$ 3.00
	2nd Quarter 2005	$52.50		$ 1.50
	3rd Quarter 2005	$ 3.00		$ 0.03
	4th Quarter 2005	$0.195		$0.0075

Number of Shareholders and Total Outstanding Shares

As of December 31, 2006, approximately 11,863,872,780 shares of our common stock were outstanding and, as far as we can determine, were held by approximately 434 holders of record.

Dividends

We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future. We did pay a dividend of one share of restricted common stock for each outstanding share of common stock on September 1, 2003.

Our common stock is traded in the over-the-counter market, and the shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that term is used in Rule 3a51-1 of the Exchange Act.

As of December 31, 2006, the Company had 585,250 shares of preferred stock outstanding. Holders of Preferred Stock are entitled to one vote for each share of Common Stock into which the number of shares of Preferred Stock held of record would be convertible on the record date. Holders of Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders and may not cumulate their votes for the election of directors. The shares of Preferred Stock are not entitled to any dividend or distribution in preference to the Common Stock.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Cautionary statement identifying important factors that could cause our actual results to differ from those projected in forward-looking statements:

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

Results of Operations - ended December 31, 2005 and 2006

Revenues
--------

Revenues are generated from the sale of DVD's, CD's and toys inspired by the children entertainment productions of Raven Moon
Entertainment.

Total revenues for the period ending December 31, 2006 and December 31, 2005 were $6,637 and $10,160, respectively.

Cost of Goods Sold
------------------

Cost of goods sold increased to $3,538 in 2006 from $534 in 2005 and consists primarily of the cost of manufacturing the "Cuddle Bug" toys for JB Toys, a wholly owned subsidiary of Raven Moon Entertainment.

Expenses
--------

Expenses for the period ended December 31, 2006 and December 31, 2005 were $12,478,640 and $7,699,142, respectively.

Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has three full-time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

The increase in expenses is primarily attributed to increases in the costs of such services and increased activity in the development of products.

Net Loss
--------

During the period ended December 31, 2006, the company recorded a Net Loss of $12,346,259 as compared to a loss $7,614,400 for period ending December 31, 2005. The increase is primarily attributable to the increase in production and general and administrative expenses.

Income Taxes
------------

As a result of the loss made during the period ended December 31, 2006 no provision was made for income taxes for the period.

Assets and Liabilities
----------------------

At December 31, 2006 the Company has $37,324 in cash and total assets of $115,082; both decreases from cash of $76,289 and total assets of $153,276 at December 31, 2005. Raven Moon increased its total liabilities to $6,938,347 at December 31, 2006 from $2,595,633 at December 31, 2005.

The Company's significant level of debt and continued net losses from its operations, and its low cash balance raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon our ability to sell our stock at discounted prices to existing shareholders to generate cash, and upon the acceptance by many of our vendors and independent contractors to continue to provide services to us in exchange for shares of our stock. Adequate funds may not be available when needed or may not be available on terms favorable to the Company. If the Company is unable to secure sufficient funding, the Company may be unable to develop or enhance its products and services, take advantage of business opportunities, respond to competitive pressures or grow the Company's business in the manner that the Company's management believes is possible. This could have a negative effect on the Company's business, financial condition and results of operations. Without such support, the Company may not be able to meet its working capital requirements and accordingly the Company and its subsidiaries may need to reorganize and seek protection from its creditors.


Item 7. Financial Statements.


        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Raven Moon Entertainment,
Inc.:

We have audited the accompanying consolidated balance sheets of Raven Moon Entertainment, Inc. and subsidiaries (Raven Moon) as of December 31, 2006 and 2005, and the related consolidated statements of operations, deficit in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Raven Moon's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raven Moon as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

     /s/RICHARD L. BROWN & COMPANY, P.A.
     -----------------------------------
     RICHARD L. BROWN & COMPANY, P.A.

     Tampa, Florida
     April 2, 2007





Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                    RAVEN MOON ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE SHEETS
                      December 31, 2006 and 2005

                          ASSETS
                                            2006          2005
                                            ----          ----

Current assets:
  Cash and cash equivalents            $    37,324    $    76,289
  Accounts receivable                           -             880
  Other receivables                          3,377            500
  Inventory                                 74,381         75,607
                                       -----------    -----------
    Total assets                       $   115,082    $   153,276
                                       ===========    ===========

                LIABILITIES & DEFICIT IN STOCKHOLDERS' EQUITY

  Accrued salaries and fees to
     officers (Note 6)                 $ 1,858,406     $1,718,823
  Accrued interest payable to
     third parties                              -          36,000
  Notes payable third
     parties (Note 5)                       90,000         60,000
  Loans from shareholders (Note 5)         350,000         62,000
  Advances from related parties          1,225,641        238,000
  Advances from third parties            3,046,800        263,310
  Loans from officers                      170,000         20,000
  Advance from Class B Members
     of LLC (note 5)                       197,500        197,500
                                       -----------     ----------
    Total liabilities                    6,938,347      2,595,633

Commitments and Contingencies
     (Note 8)                                   -              -

Stockholders' equity:
  Preferred stock, $0.0001 par value;
     800,000,000 shares authorized;
     9,934 shares issued and
     outstanding in 2006 and 2005                1              1
  Convertible series B preferred stock;
     .0001 par value; 2,000,000 shares
     authorized; issued and
     outstanding 585,250 in 2006
     and 490,750 in 2005                        63             49
  Common stock, $0.0001 par value;
     30,000,000,000 shares authorized;
     issued and outstanding
     11,863,872,780 in 2006
     and 1 in 2005                       7,196,567         11,240
  Additional paid in capital            33,905,536     33,125,526
  Accumulated deficit                  (47,925,432)   (35,579,173)
                                       -----------   ------------
    Total deficit in stockholders'
      equity                           ( 6,823,265)    (2,442,357)
                                       -----------   ------------
    Total liabilities and deficit
      in stockholders' equity         $    115,082   $    153,276
                                      ============   ============

See notes to Consolidated Financial Statements.



               RAVEN MOON ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS
       For the years ended December 31, 2006 and 2005

                                            2006        2005
                                           ------      ------
  Revenue:
   Sales of plush toys                $     5,675   $     2,750
   Sales of commercial time                   962         7,410
                                      -----------   -----------
     Total Revenue                          6,637        10,160
   Cost of Sales                            3,538           534
                                      -----------   -----------
   Gross profit                             3,099         9,626

  Expenses:
   Consulting fees                      1,399,612     1,087,149
   Production costs                     8,185,849     4,134,494
   Interest                                 2,927        61,750
   General & administrative             2,890,252     2,415,749
                                      -----------   -----------
    Total operating expenses           12,478,640     7,699,142
                                      -----------   -----------
     Net loss before proportionate
      share of Clubhouse Videos,
      Inc.'s loss and recovery of
      loan from Clubhouse Vidoes      (12,475,541)  (7,689,516)

     Recovery of loan from Clubhouse
      Videos, Inc.                             -        75,116
                                      -----------   ----------

  Other Income
     Debt forgiveness                     127,250           -
     Interest                                 785           -
     Other                                  1,247           -
                                      -----------   -----------

  Net loss                           $(12,346,259)  $(7,614,400)
                                     ============   ===========

 Basic and diluted loss per share:
  Loss from operations                    $(0.01)       $(0.00)
                                          -------       -------
  Net loss                                $(0.01)       $(0.00)
                                          =======       =======

See notes to Consolidated Financial Statements.



               RAVEN MOON ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
           Years Ended December 31, 2006 and 2005

                                           2006          2005
                                         --------      --------
Cash flows from operating
 activities:
  Net (loss)                          $(12,346,259)  $(7,614,400)
  Recovery of loan from
   Clubhouse Videos, Inc.                       -        (75,116)
  Adjustments to reconcile net
   (loss) to net cash (used)
   generated in operating
   activities:
    Non-cash expense for
     discounted warrants
     expense                               904,504            -
    Non-cash expense for
     discounted warrants
     expense-related party                 412,343            -

(Increase) decrease in assets
  and liabilities
  Accounts receivable                          880          (880)
  Other receivables                         (2,877)       22,700
  Inventory                                  1,226       (75,607)
  Interest payable                         (36,000)           -
  Accrued salaries and wages
    and production fees to officers        139,583     1,372,419
  Accrued interest payable to
    officers and related parties                -          6,000
  Stock options granted to related
    parties for expenses                        -         15,000
  Stock options granted for expenses            -         99,202
  Stock warrants granted to
    related party for expenses                  -      1,163,000
  Stock warrants granted for expenses           -         62,000
  Preferred stock issued to related
    party for expenses                          -        750,000
  Common stock issued to related
    parties for expenses                 2,453,489     1,684,210
  Common stock issued to senior
    consultants for expenses             1,614,491     1,354,332
                                       -----------   -----------
  Net cash used in
    operating activities                (6,858,620)  (1,237,140)
                                        -----------   -----------

Cash flows from investing activities:
  Decrease in investment in Club
   House Videos                                 -        75,116
                                       -----------   -----------
   Net cash provided by
    investing activities                        -        75,116
                                       -----------   -----------

Cash flows from financing activities:
 Proceeds from sale of
   convertible preferred stock             174,155      355,000
  Proceeds from sale of
   convertible preferred stock
   to related party                        230,855       75,000
  Proceeds from exercise of options             -        22,007
  Proceeds from exercise of options
   by related parties                           -         3,334
  Proceeds from exercise of warrants     1,126,439       91,013
  Proceeds from exercise of warrants
   by related parties                      296,583      189,498
  Proceeds from advances from
   third parties                         2,783,490      263,310
  Proceeds from advances from
   related parties                         987,641      238,000
  Proceeds of notes payable-
   third parties                            30,000           -
  Proceeds of notes payable-
   officers and affiliated companies       438,000      (17,500)
  Proceeds from debt conversion            752,492           -
                                       -----------   -----------
  Net cash provided by
    financing activities                 6,819,655    1,219,662
                                       -----------   -----------
Net increase (decrease) in cash            (38,965)      57,638

Cash beginning of period                    76,289       18,651
                                       -----------   -----------

Cash end of period                     $    37,324   $   76,289
                                       ===========   ==========

See notes to Consolidated Financial Statements.



                              RAVEN MOON ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY
                          Years Ended December 31, 2006 and 2005


                                       Series B
                   Preferred Stock  Preferred Stock        Common Stock
                   Shares Amount    Shares  Amount     Shares       Amount
                   -------------    ------  -------   --------    ---------
Balances at
   Dec. 31, 2004    9,934    $1     421,500   $42             -     $     2

Private placement      -      -      25,000     3             -          -

Private placement
purchased by
related party          -      -      18,500     2             -          -

Preferred stock
 converted             -      -      (6,000)   (1)            -        141

Preferred stock
 converted by
 related party         -      -     (43,250)   (4)            -        975

Preferred stock
 granted to
 related party         -      -      75,000     7             -          -

Common stock
 options granted
 to consultants        -      -          -      -             -          -

Common stock
 options granted
 to related party      -      -          -      -             -          -

Common stock
 warrants granted      -      -          -      -             -          -

Common stock
 warrants granted
 to related party      -      -          -      -             -          -

Exercise
 of options            -      -          -      -             -           3

Exercise
 of options
 by related party      -      -          -      -             -           1

Warrant exercise       -      -          -      -             -          49

Warrant exercise
  by related party     -      -          -      -             -         912

Shares issued for
  expenses             -      -          -      -             -       4,307

Shares issued for
  expenses to
  related parties      -      -          -      -             -       4,850

Net loss               -      -          -     -              -          -
                    -----    --     -------    --- ------------- ----------
Balances at
December 31, 2005   9,934    $1     490,750   $49         54,205 $   11,240

Private placement      -      -      12,500     6             -          -

Private placement
purchased by
related party          -      -      82,000     8             -          -

Preferred stock
 converted             -      -          -      -        595,534    846,327

Preferred stock
 converted by
 related party         -      -          -      -        202,025    289,856

Warrant exercise       -      -          -      -     31,588,537  1,098,118

Warrant exercise
  by related party     -      -          -      -         24,253    900,812

Shares issued for
  expenses             -      -          -      -      7,851,017  1,073,591

Shares issued for
  expenses to
  related parties      -      -          -      -     13,472,413  1,581,740

Debt conversion        -      -          -      -         12,500      2,500

Cancelled shares       -      -          -      -           (504)  (375,000)

Exempt issuance        -      -          -      - 11,810,072,800  1,767,383

Warrant expense        -      -          -      -             -          -

Warrant exercise
 by related party      -      -          -      -             -          -

Net loss               -      -          -      -             -          -
                    -----    --     -------   -- -------------- ----------
Balances at
   Dec. 31, 2006    9,934    $1     585,250   $63 11,863,872,780 $7,196,567
                    =====    ==     =======   === ============== ==========


                       Additional
                        Paid-In     Accumulated
                        Capital       Deficit         Total
                      ------------  ------------   ------------
Balances at
   Dec. 31, 2004      $27,073,165  $(27,964,773)  $(  891,563)

Private placement         254,997            -        255,000

Private placement
purchased by
related party             174,998            -        175,000

Preferred stock
 converted                   (140)           -             -

Preferred stock
 converted by
 related party               (971)           -             -

Preferred stock
 granted to
 related party            749,993            -        750,000

Common stock
 options granted
 to consultants            99,202            -         99,202

Common stock
 options granted
 to related party          15,000            -         15,000

Common stock
 warrants granted          62,000            -         62,000

Common stock
 warrants granted
 to related party       1,163,000            -      1,163,000

Exercise
 of options                22,004            -         22,007

Exercise
 of options
 by related party           3,333            -          3,334

Warrant exercise           90,964            -         91,013

Warrant exercise
  by related party        388,596            -        389,508

Shares issued for
  expenses              1,350,025            -      1,354,332

Shares issued for
  expenses to
  related parties       1,679,360            -      1,684,210

Net loss                       -     (7,614,400)   (7,614,400)
                      ----------   ------------   ------------
Balances at
December 31, 2005     $33,125,526  $(35,579,173)  $(2,442,357)

Private placement         174,149            -        174,155

Private placement
purchased by
related party             230,847            -        230,855

Preferred stock
 converted              (846,327)            -             -

Preferred stock
 converted by
 related party          (289,856)            -             -

Warrant exercise           28,321            -      1,126,440

Warrant exercise
  by related party       (604,229)           -        296,583

Shares issued for
  expenses                540,900            -      1,614,491

Shares issued for
  expenses to
  related parties         871,748            -      2,453,488

Debt conversion           749,993            -        752,493

Cancelled shares          375,000            -             -

Exempt issuance        (1,767,383)           -             -

Warrant expense           904,504            -        904,504

Warrant exercise
 by related party         412,343            -        412,343

Net loss                       -    (12,346,259)  (12,346,259)
                       ----------   ------------  ------------
Balances at
   Dec. 31, 2006      $33,905,536  $(47,925,432)  $(6,823,265)
                      ===========  =============  ============

See notes to Consolidated Financial Statements.



                        RAVEN MOON ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2006 and 2005

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

Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiaries JB Toys, LLC, Raven Animation, Inc., Flaw-Less Designs, LLC and Raven Moon Sales, Inc. (the "Company"). JB Toys, LLC will cease to exist on December 5, 2012. Inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION -- Revenues from distribution of plush toys and CD's are recognized upon receipt of payment or delivery of product, which does not vary significantly from the time the products are shipped.

Revenue from the distribution of videos is recognized as earned under the criteria established by SOP 00-2. The Company's revenue cycle is generally one to three years, with the expectation that substantially all revenue will be recognized in the first two years of individual videos. In accordance with SOP 00-2, the Company considers revenue earned when all of the following have occurred:
  1. The Company has a valid sale or licensing agreement in place;
  2. The video is complete and in accordance with the agreement with the customer;
  3. The video has been delivered or is deliverable;
  4. The license period has begun; and
  5. The revenue is fixed or determinable and collection is reasonably assured.

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

NET (LOSS) PER SHARE -- Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. The weighted-average number of shares outstanding was 2,130,003,622 and one (1) for the years ended December 31, 2006 and 2005, respectively.

INCOME TAXES -- The Company has incurred approximately $48,000,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

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

STOCK SPLITS -- The Company has adopted the following stock splits.
All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.
  a. Adopted a 1000 to 1 reverse stock split on July 15, 2005.
  b. Adopted a 5 to 1 forward stock split effective
       January 30, 2006.
  c. Adopted a 75 to 1 reverse stock split effective
       February 17, 2006.
  d. Adopted a 20 to 1 reverse stock split effective
       July 17, 2006.
  e. Adopted a 200 to 1 reverse stock split effective
       September 20, 2006.
  f. Adopted a 2000 to 1 reverse stock split effective
       December 15, 2006.
  g. Adopted a 4000 to 1 reverse stock split effective
       March 8, 2007.

Prior period share numbers may, after being restated for the above reverse stock splits, result in a figure that is less than one (1).

A significant portion of the outstanding shares as of December 31, 2006 are subjust to an anti-dilution provision and are therefore not changed by any future reverse splits for a period of one year from the date of issuance.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, " Accounting for Uncertainty in Income Taxes" (" FIN48"), an interpretation of FASB Statement No. 109. FIN48 establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN 48 which becomes effective for the fiscal year beginning after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 157, which becomes effective for the fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. Raven Moon does not expect the adoption of SFAS No. 159 to significantly affect its financial condition or results of operations, which becomes effective for the fiscal years beginning after November 15, 2007.

Note 3 -- BUSINESS AND OPERATIONS

The Company is currently working to establish the following lines of business:
	Home Video and Television Productions
	Internet Retail Sales
	Music CDs
	Plush Toys

These financial statements are prepared on a going concern basis that assumes that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, it does not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize assets and liquidate its liabilities, contingent obligations and commitments in other than the normal course of business and the amounts which may be different from those shown in these financial statements. The ability to continue as a going concern is dependent on its ability to: Obtain additional debt and equity financing and generate profitable operations in the future.

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

Note 4 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC.

At December 31, 2003, the Company had purchased a total of 36.8 units of Raven Moon Home Video Products, LLC for $368,000. These purchases were converted into common stock of Clubhouse Video, Inc. (Clubhouse) as a result of the spin-off of the former wholly owned subsidiary. Also, the Company had loaned Clubhouse approximately $82,000 since 2003. The investment in Clubhouse and the loan have been written-off as the Company's proportionate share of Clubhouse 's loss.

Clubhouse has ceased operations during 2005 and the investment has no value. Clubhouse had an advance from a third party, which Raven Moon has agreed to repay. The advance of $125,000 is included on the balance sheet in advances from third parties and was charged to production expense during 2005. In 2006, Raven Moon settled this liability by making a payment of $62,500. The remaining $62,500 has been recognized as debt forgiveness in the accompanying consolidated statements of operations.

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

On November 1, 2005 the Company amended its Production Financing agreement with MG Studios. That amendment called for MG Studios to extend financing of $4,760,000 for the production of thirteen (17) one-half hour episodes of "Gina D's Kids Club" and to provide a certain level of consulting services.

There are two types of Class B units:

1. The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of December 31, 2006.

2. The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received an amount equal to their initial investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to receive 85% of all gross profits of the LLC derived from the sale of product on an annual basis. As of December 31, 2006, the Company has exchanged 100 units to WEE-OOO, LTD, a related party, for a ten year extension of the option agreement for the rights to Gina D's, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.50 units to members of the Board of Directors for services provided in 2002, 2003 and 2004, and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man.

The Class B members have no voting rights. The cash advances from Class B members who contributed cash have been recorded as a liability because all advances must be repaid prior to any distributions to the parent company.

Note 6 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:
?	J. & B. DiFrancesco, Inc.
?	WEE-OOO, LTD.
?	Beyond the Kingdom, Inc.
?	T.V. Toys, Inc.
?	2221 Music
?	Clubhouse Videos, Inc.

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the years ended December 31, 2006 and 2005:
           2006          2005
           ----          ----
        $4,766,387    $3,587,425

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $24,000 each year as an advance on future royalties for the years ended December 31, 2006 and 2005, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $9,000 for the years ended December 31, 2006 and 2005, respectively. This reimbursement is included in the general and administrative expenses.

On May 1, 2004, Gina Mouery entered into a ten-month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Ms. Mouery is to assist the Company as a Co-executive Producer and Promotional Celebrity Talent for promotion and production of the Company's products and services. Ms. Mouery has been paid $1,000,000 of registered shares of common stock in ten equal installments priced at a 50% discount from the closing bid price. On February 4, 2005, the Board of Directors amended the agreement with Gina Mouery. The Board granted a three-month extension and paid Gina Mouery $80,000 for the three-month period. The payments were made with registered shares of common stock at a 33% discount from the closing bid price.

During the years ended December 31, 2006 and 2005, Gina Mouery was not granted stock options.

During the year ended December 31, 2006, Gina Mouery was granted 10,549,455 split-adjusted shares of common stock for talent fees. The fair value of these shares of common stock was $2,908,713. During the year ended December 31, 2005, Gina Mouery was granted one (1) split-adjusted share of common stock for talent fees. The fair value of this share of common stock was $1,035,371. The fair value of the common stock was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On October 21, 2005 Gina Mouery converted 5,000 shares of the convertible series B preferred stock into 500,000 shares of common stock.

On September 13, 2005 Gina Mouery was granted a warrant for one (1) split-adjusted share of common stock for interest expense. The fair value of the warrants was $8,500.

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

On May 17, 2002, the Company made an addendum to the expired Option Agreement, in exchange for $100,000 note payable to Joseph and Bernadette DiFrancesco and a non-refundable grant of 53 shares of common stock, valued at $390,000, and provided that the terms, conditions and payment due in the Agreement dated April 11, 2001, are met and fulfilled by April 11, 2003, and the option agreement granted to the Company on April 11, 2001 shall be in force for a period of twenty (20) years. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to charge option rights to intellectual properties $490,000 during 2002.

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

On June 1, 2004, the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $250,000 and one (1) split-adjusted share common restricted stock of the Company for the rights to "The Search for the Amazon Queen." The fair value of the common stock was $195,000, which was charged to option rights to intellectual property for the year ended December 31, 2004, because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. In addition, Joseph and Bernadette DiFrancesco are to receive $100,000 per year beginning year two through year ten plus 25% of gross revenue derived by JB Toys for "The Search for the Amazon Queen". Also, if JB Toys grants a license to any third party for "The Search for the Amazon Queen," the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

Joseph and Bernadette DiFrancesco were granted 3,651 split-adjusted shares of common stock during the year ended December 31, 2006. The fair value of these shares was $514,492. Joseph and Bernadette DiFrancesco were granted one (1) split-adjusted share of common stock during the year ended December 31, 2005. The fair value of this share was $96,609. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Joseph and Bernadette DiFrancesco were granted 75,000 shares of convertible preferred stock during the year ended December 31, 2006. The $750,000 share value was used to offset accrued fees for past services. During the year, Joseph and Bernadette DiFrancesco also purchased an additional 7,000 shares of convertible preferred stock for the fair value of $70,000.

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

During the years ended December 31, 2006 and 2005, TV Toys, Inc converted 20,388 and 43,250, respectively, shares of convertible preferred stock and received 2,081 and one (1), respectively, split-adjusted shares of restricted common stock.

During the year ended December 31, 2006, Beyond The Kingdom converted 32, 000 shares of convertible preferred stock and received 200,000 shares of split-adjusted restricted common stock.
During the year ended December 31, 2005, Joseph and Bernadette DiFrancesco were granted warrants for one (1) split-adjusted share of common stock. The fair value of these warrants was $1,147,300 and was charged to production expense. The Company did not issue any warrants to Joseph and Bernadette DiFrancesco during 2006.

On April 14, 2005, the Company, through its subsidiary JB Toys, LLC, agreed to pay Bernadette DiFrancesco $100,000 per year for ten years and 3.75 units of Class B memberships of JB Toys, LLC for the rights to the "Dino Bugs." In addition Bernadette DiFrancesco is to receive 10% of all gross revenue derived by JB Toys, LLC for the "Dino Bugs."

On May 1, 2004, David Mouery (the son-in-law of Joseph DiFrancesco, Chairman of the Board) entered into a twelve-month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Mr. Mouery is to assist the Company as entertainment attorney for legal matters and contracts for the Company's products and services. Mr. Mouery was paid $120,000 of registered shares in twelve equal installments of common stock priced at a 50% discount from the closing bid price during 2004 and 2005 as compensation for those services.

On August 9, 2005, the Company entered into an agreement with David Mouery to provide legal services for three years. He is to be paid a retainer of $10,000 per month. If payment is made in S-8 stock it will be at a 25% discount of the bid price on the day the stock is issued.

During the year ended December 31, 2005, David Mouery was granted 8,889 options valued at $15,000. The Company did not grant any options to Mr. Mouery during 2006.

During the year ended December 31, 2006, David Mouery was granted 1,454,007 split-adjusted shares of common stock with a fair value of $223,880. During the year ended December 31, 2005, David Mouery was granted one (1) split-adjusted share of common stock with a fair value of $188,932. The fair value of the common stock was charged to consulting expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The outside Board of Directors were granted 325 split-adjusted and one
(1) split-adjusted share of common stock during the years ended December 31, 2006 and 2005, respectively. The fair value of these shares was $155,715 and $28,425 for the year ended December 31, 2006 and 2005, respectively. Also, the outside Board of Directors were paid $129,800 and $94,050 for directors fees for the years ended December 31, 2006 and 2005, respectively. The fair value of the common stock granted and director fees paid were charged to consulting fees for the year ended December 31, 2006 and 2005.

During the years ended December 31, 2006 and 2005, loans from officers, directors and related parties are summarized as follows:
                                    2006          2005
                                  --------      --------
 Balance at beginning of year   $  20,000      $  37,500
  Increase in loans               150,000         20,000
  Payments on loans                    -         (37,500)
                                ---------      ---------
  Balance at end of period      $ 170,000      $  20,000
                                =========      =========

On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment called for each songwriter to receive 167 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the years ended December 31, 2006 and 2005, Raven Moon paid $90,200 and $130,000 to 2221 Music, respectively. The payments were charged to general and administrative expenses because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the year ended December 31, 2006 and 2005:
                               2006           2005
                              ------         ------
 Beginning balance          $1,718,823     $  546,404
 Accrued for administrative
  salary                       881,462        734,552
 Accrued production fee        750,000        850,000
 Payments to Officers         (739,379)      (212,133)
 Exercise of preferred
  stock                       (750,000)            -
 Exercise of warrants               -        (200,000)
 Conversion to equity         (  2,500)            -
                            ----------     ----------
 Ending balance             $1,858,406     $1,718,823
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

Non-statutory options are granted at prices and terms determined by the board of directors. The following is a summary of options, granted, exercised, and outstanding:
                                               Weighted Average
                                   Shares       Exercise Price
                                 ----------    ----------------
Outstanding at Dec. 31, 2004            0           $1,875.00
  Granted                               0           $   18.00
  Exercised                             0           $   18.00
                                 ----------
Outstanding at Dec. 31, 2005            0          $   338.34
                                 ==========

The exercise price and the market value for common stock options granted in 2005 is as follows:

Options granted       Exercise Price    Fair Market Value
---------------       --------------    -----------------
      2005:
         0                $ 18.00          $  33.00
         0                $   .38          $   3.00

The weighted average fair value of options granted during 2005 is $18.00. The weighted-average remaining life of options granted is 6.92 at December 31, 2005.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005: Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of .50.

NOTE 9 -- PRIVATE PLACEMENT OFFERING

The Company has plans to raise $5,000,000 in a private placement offering to be used for working capital. The Company is offering units that consist of one share convertible Series B Preferred Stock and a warrant to purchase one-tenth of a share of common stock at a price of $10.00 per unit. The minimum purchase is $10,000. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 expired May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing the notice. As of December 31, 2005, the Company has sold $5,852,500 of the private placement offerings.

Note 10 - WARRANTS

On August 12, 2005, the Board of Directors approved granting each shareholder of record as of August 31, 2005, a warrant entitling the holder to purchase one share of common stock for $.02. The warrant per share is exercisable for a one-year period from the date of issue. On October 31, 2005 the Board of Directors reduced the exercise price to $.0015 per share.

Note 11 -SUBSEQUENT EVENTS

	1. On February 1, 2007 the Board of Directors approved a one for 4,000 reverse stock split with an effective date of March 8, 2007.

	2.  The following is a schedule of common stock issued since
December 31, 2006:

   Issued to David Mouery for services       52,022,889
   Issued to Gina Mouery for services       410,217,500
   Issued for expenses                    2,693,187,458
   Issued to Joseph DiFrancesco
    for services                                280,000
   Issued to investors                      180,857,098
   Issued for debt repayment                 22,005,563
   Issued for exempt shares to
    Joseph DiFrancesco                    4,998,750,000
   Issued for exempt shares to
    other related parties                    17,293,375
   Issued for exempt shares to
    third parties                         7,915,178,370

	3. During February 2007, the Company entered into a twelve-month contract, with a total value of approximately $250,000 for advertising services.

	4. On March 7, 2007 the Company amended its Production Financing agreement with MG Studios (see Note 5). This amendment called for MG Studios to provide $2,720,000 in financing for the production of 13 one-half hour episodes of "Gina D's Kids Club, $2,400,000 for the production of twelve (12) new episodes of "Sing Along With Gina D." and $1,200,000 for other production costs. The total amended financing is for $6,320,000. The term of the agreement is for five (5) years and/or can be extended by mutual consent.

Note 12 - QUARTERLY FINANCIAL RESULTS (Restated and unaudited):

Quarterly financial results for the year ended December 31, 2006 as originally reported and as restated are as follows:
                                       Three months ended
                                  -----------------------------
		                      June 30,       Sept. 30,
                                        2006           2006
                                    -----------     -----------
Total revenues                      $     1,566     $    202,299
Adjustment                                   -          (201,000)
                                  -------------     -------------
Total revenues,
  as restated                             1,566            1,299

Production expense,
 as originally reported               1,542,131         1,035,468
Adjustment                            1,432,405           279,000
                                  -------------     -------------
Production expense,
 as restated                          2,974,536         1,314,468
                                  -------------     -------------

Total operating expenses,
 as originally reported               3,020,951         2,632,779
Adjustment                            1,432,405           279,000
                                  -------------     -------------
Total operating expenses,
 as restated                          4,453,356         2,911,779
                                  -------------     -------------

Net loss,
 as originally reported              (2,886,804)      ( 2,431,355)
Adjustment                           (1,494,905)         (480,000)
                                  -------------     -------------
Net loss, as restated               $(4,381,709)      $(2,911,355)
                                  =============     =============

Total Liabilities,
 as originally reported               3,779,490         3,838,519
Adjustment                              744,905           480,000
                                  -------------     -------------
Total Liabilities
 as restated                         $4,524,395        $4,318,519
                                  =============     =============

The unaudited quarterly financial information in 2006, as originally reported, has been restated to change the production costs and accruals for salaries and fees due to officers incurred during those quarters.

Quarterly financial results for the year ended December 31, 2005 as originally reported and as restated are as follows:

                                    Three months ended
                       --------------------------------------------
                     March 31,    June 30,    Sept. 30,     Dec. 31,
                       2005         2005        2005          2005
                    ----------   ---------    ---------    ---------
Net revenues       $        -   $       653  $     1,684  $        -
                   ============ ===========  ===========  ===========
Net loss, as
  originally
  reported         $(1,238,949) $(2,512,515) $(1,129,373) $(2,733,563)
Adjustment for:
 Stock-based
  compensation              -       588,504     (213,509)          -
                   -----------  -----------  -----------  ------------
Net loss, as
  restated         $(1,238,949) $(1,924,011)  $(1,342,882) $(2,733,563)
                   ===========  ===========   ===========  ===========
Net loss per
 share, as
  originally
  reported:        $     (.00)  $    (.97)   $     (.01)
Adjustment for:
  Stock-based
   compensation          (.00)        .23          (.00)
                   -----------  ----------   -----------
Net loss per
 share, as
 restated          $     (.00)  $    (.74)   $     (.01)
                   ==========   ==========   ===========

The unaudited quarterly financial information in 2005, as originally reported, has been restated to change the valuation of stock-based compensation. Stock-based compensation is measured at the fair value of the securities issued or the fair market value of the goods or services provided.

Item 8. Changes in and Disagreements on Accounting and Financial
Disclosure.
     None.

Item  8. A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, same persons, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB.

The Company's Chief Executive Officer/Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, the Company's disclosure controls and procedures were satisfactory.

Item 8.A.(T) Controls and Procedures.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Attached.

                               PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Set forth below are the names and certain information regarding the individuals elected as directors of the Company.

      Name             Age        Positions Held
      ----             ---        --------------
Joseph DiFrancesco      64   President, Director
Bernadette DiFrancesco  62   Vice President, Secretary, Director
Lawrence C. Oakley      81   Director
Janice K. Battenberg    60   Director
Robert J. McCarthy      52   Director

The Directors of the Company are elected annually by the shareholders for a term of one year, or until their successors are elected and qualified. The Officers are appointed by the Board of Directors at the annual meeting of directors immediately following each annual meeting of shareholders of the Company and serve at the pleasure of the Board of Directors.

Note Bernadette DiFrancesco resigned as a Director on December 1, 2006.

Background of Directors and Executive Officers

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

Robert J. McCarthy is the President and Chief Executive Officer of Children's Rights Foundation, Inc., a non-profit, tax-exempt charity he founded in 1990, providing services in the field of child abuse prevention. From 1988 to 1991, Mr. McCarthy served as Executive Director of the Ursula Sunshine Child Abuse Prevention Organization. Between 1988 and 1993, Mr. McCarthy worked in commercial sales with NASCO, Inc. where he was consistently ranked among the top performers. Mr. McCarthy holds a Bachelor of Science degree from Springfield College, MA. In 1997, Mr. McCarthy was ordained a priest in the Order of Melchizedek.

Larry Oakley a featured speaker at numerous international investment conferences, created www.WallStreetCorner.com in 1998 with his wife Rosanne as the new editorial venue for his Conservative Speculator newsletter. Investors in 65 countries now regularly read Conservative Speculator, his editorial columns, & the Special Situation profiles. From 1984 to 1998 Mr. Oakley served as CEO of Guidera Communication Corp., a broker relations firm. He is a member of Raven Moon's Board of Advisors and his knowledge in accounting qualifies him according to Sarbanes-Oxley as a candidate for the position of Chairman of the Finance Committee. Mr. Oakley holds a degree in Mechanical Engineering from George Washington University and management and accounting degree from College of the City of New York.

Janice K. Battenberg, Ed.D. is an Educational Psychologist and Business and Educational Consultant. Dr. Battenberg has a full range of experiences within the public and private corporate and educational industries. A few of her activities include: Executive Director of a not-for-profit private school (Academy Plus), fifteen years as manager of the Learning Support Center for St. Vincent Hospital and Stress Center, private practice, past university instructor, creator of touch sensitive and audible computer software for preschool through adults, and recipient of the Sagamore of the Wabash (Indiana's highest honor awarded by Indiana Governors). From 1968 to 1981, Dr. Battenberg held several teaching, administrative and consulting positions within the Indiana Public School System. From 1982 to present, Dr. Battenberg served in several senior management positions with a number of entities active in the field of education, learning and development. She has been on the Board of Advisors of Raven Moon Entertainment, Inc. for the past four years and has published a report on how the "Gina D's Kids Club" television programs meet FCC requirements. At the request of the Executive Producers she also has been instrumental this past year in reviewing and evaluating all new scripts prior to production so that they meet educational requirements and guidelines mandated by the FCC for children's programming. She has also broken ground with educators in China to have the "Gina D's Kids Club" videos and DVD's distributed to schools and other outlets. Dr. Battenberg holds Bachelor degree in Psychology and Master Degree in Education from Butler University and doctorate in Special Education and Educational Psychology from Ball State University.

Meetings and Committees of the Board

The Board of Directors met monthly during the 2006 fiscal year, and took action by written consent numerous times. The Board of Directors has an audit committee consisting of Ms. Battenberg and Messrs Oakley (Chairman) and McCarthy.

Compensation of Directors

Ms. Battenberg and Messrs. Oakley and McCarthy receive, each, $2,500 per month for their services as directors. Our policy is to reimburse non-employee directors for expenses actually incurred in connection with attending meetings of our board of directors. Directors and executive officers are also eligible for stock and option grants under our stock option plans as determined by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten percent of the Company's Common Stock, are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2006, except as set forth below, directors, officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Each of the directors filed their Form 4's during the years 2006 and 2005; however, these forms were not timely filed.

None of the directors timely filed Form 5 for the years 2006 or 2005.

Item 10.  Executive Compensation.

The following table sets forth the annual compensation of persons serving as executive officers of the Company.

     Name and                    Other Compensation
 Principal Position           Salary            Paid
 ------------------           ------           ------
Joseph DiFrancesco, 64
President             2003   $382,579         $ 58,692
                      2004    459,095
                      2005    550,914
                      2006  1,411,095

Bernadette DiFrancesco, 62
Vice President        2003    127,526           58,691
                      2004    153,032
                      2005    183,638
                      2006    220,365

The Company leases two automobiles for use by Joey and Bernadette
DiFrancesco. Each lease was recently renewed for a three-year term. One lease is for $832 per month, and the other is for $952 per month.

Option Grants
                           Individual Grants
    -------------------------------------------------------
                              % of Total
                  Number of   Oprions
                   Shares     Granted to
                 Underlying   Employees in  Exercise  Expiration
     Name          Options*   Fiscal Year    Price       Date
    ------       ----------   -----------   --------  ----------
Joey DiFrancesco   400,000       20%       12.5(cent)  Nov 2012
Bernadette
  DiFrancesco      400,000       20%       12.5(cent)  Nov 2012
Stephen Chrystie   400,000        0        12.5(cent)  Nov 2012
Anthony Arcari     400,000        0        12.5(cent)  Nov 2012
Norman Weinstock   400,000        0        12.5(cent)  Nov 2012
 *Split - adjusted

                          Options Exercised
                          -----------------
                                          Number
                                         of Shares      Value of
                                        Underlying     Unexercised
                                        Unexercised    In-The-Money
                     Shares             Options at      Options at
                    Acquired          Fiscal Year End Fiscal Year End
                       on      Value    Exercisable/   Exercisable/
         Name       Exercise Realized  Unexerciseable Unexerciseable
       ------       -------- --------  -------------- --------------
Joey DiFrancesco        0        0            1              0
Bernadette
  DiFrancesco           0        0            1              0
Stephen Chrystie        0        0            1              0
Anthony Arcari          0        0            1              0
Norman Weinstock        0        0            1              0
 *Split - adjusted

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

In addition, Joseph and Bernadette DiFrancesco are to receive a Founders royalty of 10% for any entertainment revenue received by the Company for any entertainment project developed and or produced by the Company during the term of this agreement. This royalty will be paid between November 16th and December 31st in perpetuity.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

The following table sets forth information known to the company with respect to beneficial ownership of our common stock as of February 8, 2007. The table lists: (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock,
(ii) each director, (iii) each executive officer, and (iv) all of our directors and executive officer(s) as a group. Except as noted, each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned by such person.

  Name and Address of              Number of 	    %
   Beneficial Owner                  Shares      Ownership
  --------------------            -----------    ---------
Joseph & Bernadette DiFrancesco
2221 Springs Landing Blvd.	44,945,013,268	   80%
Longwood, FL 32779

Janice K. Battenberg
11135 Rolling Spring Dr.	   135,706,725	    *
Carmel, IN 46033

Robert J. McCarthy
615 Benedict Way		   121,607,023	    *
Casselberry, FL 32707

Lawrence Oakley
103 Ft. Beauregard Lane		   120,000,334	    *
Blufton, SC 29909

All executive officers
 and directors as a group 	50,458,671,401	   80%

Jacques Danon (1)		 2,000,000,000	   12%
c/c Brown Brothers Harriman
140 Broadway
New York, NY  10005

* Less than 1%
(1) The Company has been advised by counsel that Mr. Danon may be asserting non-ownership of the shares to rescind the issuance to him and be paid a sum of money in excess of $350,000 but the Company is in the progress of resolving and clarifying the matter though no suit or resolution has been reached.


Item 12.  Certain Relationships and Related Transactions, and
Director Independence.

Note 6 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:
?	J. & B. DiFrancesco, Inc.
?	WEE-OOO, LTD.
?	Beyond the Kingdom, Inc.
?	T.V. Toys, Inc.
?	2221 Music
?	Clubhouse Videos, Inc.

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the years ended December 31, 2006 and 2005:
           2006          2005
           ----          ----
        $4,766,387    $3,587,425

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $24,000 each year as an advance on future royalties for the years ended December 31, 2006 and 2005, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $9,000 for the years ended December 31, 2006 and 2005, respectively. This reimbursement is included in the general and administrative expenses.

On May 1, 2004, Gina Mouery entered into a ten-month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Ms. Mouery is to assist the Company as a Co-executive Producer and Promotional Celebrity Talent for promotion and production of the Company's products and services. Ms. Mouery has been paid $1,000,000 of registered shares of common stock in ten equal installments priced at a 50% discount from the closing bid price. On February 4, 2005, the Board of Directors amended the agreement with Gina Mouery. The Board granted a three-month extension and paid Gina Mouery $80,000 for the three-month period. The payments were made with registered shares of common stock at a 33% discount from the closing bid price.

During the years ended December 31, 2006 and 2005, Gina Mouery was not granted stock options.

During the year ended December 31, 2006, Gina Mouery was granted 10,549,455 split-adjusted shares of common stock for talent fees. The fair value of these shares of common stock was $2,908,713. During the year ended December 31, 2005, Gina Mouery was granted one (1) split-adjusted share of common stock for talent fees. The fair value of this share of common stock was $1,035,371. The fair value of the common stock was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

On October 21, 2005 Gina Mouery converted 5,000 shares of the convertible series B preferred stock into 500,000 shares of common stock.

On September 13, 2005 Gina Mouery was granted a warrant for one (1) split-adjusted share of common stock for interest expense. The fair value of the warrants was $8,500.

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

On May 17, 2002, the Company made an addendum to the expired Option Agreement, in exchange for $100,000 note payable to Joseph and Bernadette DiFrancesco and a non-refundable grant of 53 shares of common stock, valued at $390,000, and provided that the terms, conditions and payment due in the Agreement dated April 11, 2001, are met and fulfilled by April 11, 2003, and the option agreement granted to the Company on April 11, 2001 shall be in force for a period of twenty (20) years. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products it has elected to charge option rights to intellectual properties $490,000 during 2002.

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

On June 1, 2004, the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $250,000 and one (1) split-adjusted share common restricted stock of the Company for the rights to "The Search for the Amazon Queen." The fair value of the common stock was $195,000, which was charged to option rights to intellectual property for the year ended December 31, 2004, because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. In addition, Joseph and Bernadette DiFrancesco are to receive $100,000 per year beginning year two through year ten plus 25% of gross revenue derived by JB Toys for "The Search for the Amazon Queen". Also, if JB Toys grants a license to any third party for "The Search for the Amazon Queen," the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

Joseph and Bernadette DiFrancesco were granted 3,651 split-adjusted shares of common stock during the year ended December 31, 2006. The fair value of these shares was $514,492. Joseph and Bernadette DiFrancesco were granted one (1) split-adjusted share of common stock during the year ended December 31, 2005. The fair value of this share was $96,609. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Joseph and Bernadette DiFrancesco were granted 75,000 shares of convertible preferred stock during the year ended December 31, 2006. The $750,000 share value was used to offset accrued fees for past services. During the year, Joseph and Bernadette DiFrancesco also purchased an additional 7,000 shares of convertible preferred stock for the fair value of $70,000.

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

During the years ended December 31, 2006 and 2005, TV Toys, Inc converted 20,388 and 43,250, respectively, shares of convertible preferred stock and received 2,081 and one (1), respectively, split-adjusted shares of restricted common stock.

During the year ended December 31, 2006, Beyond The Kingdom converted 32, 000 shares of convertible preferred stock and received 200,000 shares of split-adjusted restricted common stock.
During the year ended December 31, 2005, Joseph and Bernadette DiFrancesco were granted warrants for one (1) split-adjusted share of common stock. The fair value of these warrants was $1,147,300 and was charged to production expense. The Company did not issue any warrants to Joseph and Bernadette DiFrancesco during 2006.

On April 14, 2005, the Company, through its subsidiary JB Toys, LLC, agreed to pay Bernadette DiFrancesco $100,000 per year for ten years and 3.75 units of Class B memberships of JB Toys, LLC for the rights to the "Dino Bugs." In addition Bernadette DiFrancesco is to receive 10% of all gross revenue derived by JB Toys, LLC for the "Dino Bugs."

On May 1, 2004, David Mouery (the son-in-law of Joseph DiFrancesco, Chairman of the Board) entered into a twelve-month consulting agreement with JB Toys, LLC and Raven Animation, Inc. Mr. Mouery is to assist the Company as entertainment attorney for legal matters and contracts for the Company's products and services. Mr. Mouery was paid $120,000 of registered shares in twelve equal installments of common stock priced at a 50% discount from the closing bid price during 2004 and 2005 as compensation for those services.

On August 9, 2005, the Company entered into an agreement with David Mouery to provide legal services for three years. He is to be paid a retainer of $10,000 per month. If payment is made in S-8 stock it will be at a 25% discount of the bid price on the day the stock is issued.

During the year ended December 31, 2005, David Mouery was granted 8,889 options valued at $15,000. The Company did not grant any options to Mr. Mouery during 2006.

During the year ended December 31, 2006, David Mouery was granted 1,454,007 split-adjusted shares of common stock with a fair value of $223,880. During the year ended December 31, 2005, David Mouery was granted one (1) split-adjusted share of common stock with a fair value of $188,932. The fair value of the common stock was charged to consulting expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The outside Board of Directors were granted 325 split-adjusted and one
(1) split-adjusted share of common stock during the years ended December 31, 2006 and 2005, respectively. The fair value of these shares was $155,715 and $28,425 for the year ended December 31, 2006 and 2005, respectively. Also, the outside Board of Directors were paid $129,800 and $94,050 for directors fees for the years ended December 31, 2006 and 2005, respectively. The fair value of the common stock granted and director fees paid were charged to consulting fees for the year ended December 31, 2006 and 2005.

During the years ended December 31, 2006 and 2005, loans from officers, directors and related parties are summarized as follows:
                                    2006          2005
                                  --------      --------
 Balance at beginning of year   $  20,000      $  37,500
  Increase in loans               150,000         20,000
  Payments on loans                    -         (37,500)
                                ---------      ---------
  Balance at end of period      $ 170,000      $  20,000
                                =========      =========

On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment called for each songwriter to receive 167 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the years ended December 31, 2006 and 2005, Raven Moon paid $90,200 and $130,000 to 2221 Music, respectively. The payments were charged to general and administrative expenses because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the year ended December 31, 2006 and 2005:
                               2006           2005
                              ------         ------
 Beginning balance          $1,718,823     $  546,404
 Accrued for administrative
  salary                       881,462        734,552
 Accrued production fee        750,000        850,000
 Payments to Officers         (739,379)      (212,133)
 Exercise of preferred
  stock                       (750,000)            -
 Exercise of warrants               -        (200,000)
 Conversion to equity         (  2,500)            -
                            ----------     ----------
 Ending balance             $1,858,406     $1,718,823
                            ==========     ==========

Item 13.  Exhibits.

Exhibits. See Index to Exhibits for a list of those exhibits filed as part of this report.

Item 14.  Principal Accountant Fees and Services.

Audit fees billed to the Company by Richard L. Brown & Company, P.A. ("Brown & Company") for auditing the Company's annual consolidated financial statements for the fiscal year ended December 31, 2006, were $30,600, and for reviewing the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q $16,425.

All Other Fees

All other fees, billed by Brown & Company with respect to the fiscal year ended December 31, 2006 amounted to $1,700.


Managements Report On Internal Controls

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment or breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in "Internal Control-Integrated Framework."

Based on management's assessment using the COSO criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006 as a result of internal controls with no material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2006, management has concluded that the control environment maintained by the Company's management was effective.


DATED: April 2, 2007	By: /s/ Joseph DiFrancesco
			 President and Chief Executive Officer


SIGNATURES

In accordance with of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON ENTERTAINMENT, INC.

By:  /s/  Joseph DiFrancesco			Date:  April 2, 2007
      -----------------------------------------
     Joseph DiFrancesco, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title

By:  /s/  Joseph DiFrancesco			Date:  April 2, 2007
     -----------------------------------------
          Joseph DiFrancesco
          President and Director
          (Principal Executive Officer and
          Principal Financial Officer)

By:  /s/  Lawrence C. Oakley			Date:  April 2, 2007
      -----------------------------------------
          Lawrence C. Oakley, Director

By:  /s/  Janice K. Battenberg			Date:  April 2, 2007
      -----------------------------------------
          Janice K. Battenberg, Director

By:  /s/  Robert J. McCarthy                    Date:  April 2, 2007
   -----------------------------------------
          Robert J. McCarthy, Director


INDEX TO EXHIBITS

EX.     DESCRIPTION
---------------------------------------------
3.1 	Articles of Incorporation of YBOR CITY SHUTTLE SERVICE, INC.,
	as filed with the Florida Department of State on January 7, 1998, effective January 8, 1998

	Incorporated by reference from Exhibit 3(i) to the Company's Registration Statement on Form 10-SB filed with the SEC on August 3, 1998

3.2     Bylaws of YBOR CITY SHUTTLE SERVICE, INC.

	Incorporated by reference from Exhibit
	3(ii) of the Company's Registration Statement on Form 10-SB filed with the SEC on August 3, 1998

3.3 Plan of Merger dated October 21, 1998, and Articles of Merger by and among Raven Moon Entertainment, Inc.,
	Ybor City Shuttle Service, Inc. and International Resorts and Entertainment Group, Inc. dated December 18, 1998

	Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

3.4     Amendment to the Articles of Incorporation of Raven Moon
	International, Inc. filed with the Florida Department of State on June 30, 1999

	Incorporated by reference from the Company Report on Form 8-K filed with the SEC on March 30, 1999

3.5     Amendment to the Articles of Incorporation of Raven Moon
	International, Inc. filed with the Florida Department of State on December 4, 2000, effective January 1, 2001

	Incorporated by reference from Exhibit A to the Company's
	Information Statement on Schedule 14-c filed with the SEC on Nov. 30, 2001

3.6     Amendment to the Articles of Incorporation of Raven Moon
	International, Inc. filed with the Florida Department of State on March 9, 2001, effective March 25, 2001

	Incorporated by reference from Exhibit A to the Company's
	Information Statement on Schedule 14-c filed with the SEC on March 6, 2001

3.7	Amendment to the Articles of Incorporation of Raven Moon
	International, Inc. filed with the Florida Department of State on May 24, 2001, effective May 25, 2001

	Incorporated by reference from Exhibit A to the Company's
	Information Statement on Schedule 14-c filed with the SEC on May 2, 2001

3.8     Amendment to the Articles of Incorporation of Raven Moon
	International, Inc. filed with the Florida Department of State on August 7, 2001, effective September 1, 2001

	Incorporated by reference from Exhibit A to the Company's
	Information Statement on Schedule 14-c filed with the SEC on August 6, 2001

3.9	Articles of Correction to the Articles of Incorporation of
	Raven Moon International, filed with the Florida
	Department of State on August 21, 2001.

	Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

4.1	Specimen copy of stock certificate for Common Stock of
	YBOR CITY SHUTTLE SERVICE, INC.

	Incorporated by reference from Exhibit 99 to the Company's Registration Statement on Form 10-SB filed with the SEC on August 3, 1998

10.1	2001 Raven Moon Entertainment Stock Option Plan

	Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

10.2	Agreement between The KnightLights Foundation, and the
	Company dated July 11, 2001, including Addendum dated
	October 11, 2001

	Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

10.3	Consulting Agreement between Management Solutions
	International, Inc. and the Company dated
	September 17, 2001

	Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

10.4	Promotion Agreement between Big Apple Consulting
	U.S.A., Inc. and the Company dated September 17, 2001

	Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

10.5	Raven Moon International, Inc. License Agreement
	dated September 26, 2001 between the Company and Raven Moon Home Video Products, LLC

	Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

10.6	Talent Agreement between the Company and Gina
	Mouery, dated January 1, 2001.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 21, 2002

10.7	Option Agreement between the Company and Gina
	Mouery, dated January 1, 2001.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 21, 2002

10.8	Limited Duration License Agreement dated
	Jan. 1, 2002 between the Company and Beyond
	The Kingdom, Inc. and Raven Moon Home Video
	Products, LLC

	Incorporated by reference from the Company Report on Form 10-KSB filed with the SEC on April 16, 2002

10.9	Consulting Agreement between the Company and
	Donald Hacker.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 19, 2002

10.10	Consulting Agreement between the Company
	and Royce Rumsey

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 19, 2002

10.11	Production Agreement between the Company and
	MG Studios, Inc., dated March 1, 2002.

	Incorporated by reference from the Company Report on Form 10-KSB filed with the SEC on April 16, 2002

10.12  Letter Agreement between the Company and David
	Hopper.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on May 21, 2002

10.13 Consulting Agreement between Farrell Gardon and the Company, dated as of May 8, 2002.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on June 27, 2002

10.14	Escrow Agreement among the Company, Charles W
	Cramer and Farrell Gordon.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on June 27, 2002

10.15	Consulting Agreement between the Company and
	J. Bennett Grocock, dated as of April 29, 2002.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on June 27, 2002

10.16	Consulting Agreement between the Company and
	David H. Popper, dated as of June 20, 2002.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on June 27, 2002

10.17	Production Consultant Agreement between the
	Company and Mike Gibilisco Production Consultant.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on June 27, 2002

10.18	Co-Publishing Agreement between 2221 Music
	(ASCAP Publisher) and Roynart Music
	(BMI Publisher) dated as of June 10, 2002.

	Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Aug. 14, 2002

10.19	Work for Hire Agreement with A&S Animation,
	Inc. cited February 4, 2002 for the production of the animated PSA "Mr. Bicycle Man".

	Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Aug. 14, 2002

10.20	Distribution and sales agreement with Seahorse
	Worldwide for "A Message from God".

	Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Aug. 14, 2002.

10.21 General Business Affairs Consulting Agreement between the Company and David Mouery, dated as of August 18, 2002.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on Aug. 21, 2002

10.22	Consulting Agreement between the Company and
	Jackie Joyner Kersee, dated as of July 14, 2002.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on Aug. 27, 2002

10.23   Consulting Agreement between the Company and
	Richard C. Popper, dated as of July 12, 2002.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on Aug. 27, 2002

10.24	Executive Sales and Marketing Consulting Agreement
	between Raven Moon and Marc Jablon, dated as of August 12, 2002.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 26, 2003

10.25	Consulting Agreement between the Registrant and
	J. Bennett Grocock, dated as of March 20, 2003.

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 26, 2003

10.26	Amended General Business Affairs Consulting
	Agreement between Raven Moon and David D.
	Mouery, J.D., dated as of August 14, 2002, amended on December 1, 2002

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 4, 2003

10.27	2004 Equity Compensation Plan

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on January 16, 2004.

10.28   Amended and Restated Fiscal 2004 Equity
	Compensation Plan

	Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on December 10, 2004

23.2    Consent of Richard L. Brown & Company
	Filed herewith.

31      Section 302 Certification
	Filed herewith.

32	Certification Pursuant to 18 U.S.C.
	Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
	Filed herewith.


							EXHIBIT 23.1

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

RAVEN MOON ENTERTAINMENT, INC.
2005 Tree Fork Lane, Suite 101
Longwood, Florida 32750


We hereby consent to the incorporation in the Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission of our report dated April 12, 2007, with respect to the financial statements of RAVEN MOON ENTERTAINMENT, INC. for the year ended December 31, 2006.

April 2, 2007
Richard L. Brown & Company, P.A.
By:  /s/  Richard L. Brown
   -------------------------------
          Richard L. Brown



							EXHIBIT 31

CERTIFICATION

Certification required by Rule 13a-14(a) or Rule 15d-14(a)
Section 302 of the Sarbanes-Oxley Act of 2002

I, Joey DiFrancesco, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Raven Moon Entertainment, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and have:
	(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a)	All significant deficiencies and material weaknesses in
the design or operation of internal control over financial
reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b)	 Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 2, 2007
/s/  Joey DiFrancesco
- ----------------------------------
     Joey DiFrancesco, President
     Chief Executive Officer and
     Chief Financial Officer


							EXHIBIT 32

CERTIFICATION

Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
18 U.S.C. Section 1350

In connection with the Annual Report of Raven Moon Entertainment, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joey DiFrancesco, President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

	2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods presented in this Report.

Date: April 2, 2007
/s/  Joey DiFrancesco
- ----------------------------------
     Joey DiFrancesco, President
     Chief Executive Officer and
     Chief Financial Officer