Form 10QSB
period 2007-03-31
RAVEN MOON ENTERTAINMENT INC
filed 2007-05-15
CIK 1058056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB
           (Mark One)
                X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT  OF 1934

                 For the Quarterly Period ended: March 31, 2007

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     EXCHANGE ACT

                       Commission File Number: 000-24727

                         Raven Moon Entertainment, Inc.
        (Exact name of Small Business Issuer as specified in its charter)



		   Florida			59-3485779
	(State or other Jurisdiction         (I.R.S. Employer
	of Incorporation or Organization)   Identification Number)

                        2005 Tree Fork Lane, Suite 101
                            Longwood, FL  32750
                  (Address of Principal Executive Offices)

                              (407) 304-4764
            (Issuer's Telephone Number, including Area Code)

       Securities registered under Section 12(b) of the Exchange Act:
		None.  				N/A.
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

The number of shares of Common Stock outstanding as of April 30, 2007 was approximately 19,139,858,427.

Transitional small business disclosure format (check one)  Yes X   No




TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION

Item 1.  Financial Statements:

Unaudited Consolidated Balance Sheet at March 31, 2007

Unaudited Consolidated Statement of Operations for the
   Three Months Ended March 31, 2007 and 2006

Unaudited Consolidated Statement of Cash Flows for the
   Three Months Ended March 31, 2007 and 2006

Unaudited Consolidated Statements of Deficit in Stockholders'
   Equity for the Three Months Ended March 31, 2007

Notes to Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

Item 3A(T) Controls and Procedures

Part II	  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits


Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        RAVEN MOON ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEET
                          March 31, 2007 (unaudited)


                                 ASSETS

Current assets:
    Cash and cash equivalents                                  $    40,768
    Inventory                                                       72,851
    Other                                                          138,807
                                                               -----------
       Total assets                                            $   252,426
                                                               ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY

    Accounts payable                                            $      986
    Accrued salaries and fees to officers (Note 7)               2,189,117
    Loans from shareholders (Note 5)                               515,000
    Advances from related parties                                1,225,640
    Advances from third parties                                  3,046,800
    Advances from Class B members of LLC                           197,500
    Loans from officers                                             20,000
    Note payable from third parties                                 69,232
                                                                ----------
      Total liabilities                                          7,264,275

Commitments and Contingencies (Note 8)                                  -

Stockholders' equity:
    Preferred stock, $0.0001 par value; 800,000,000 shares
     authorized; 9,934 shares issued and outstanding                     1
    Convertible series B preferred stock, .0001 par value;
     2,000,000 shares authorized, 585,250 shares
     issued and outstanding                                             63
    Common stock, $0.0001 par value; 30,000,000,000 shares
     authorized; 16,935,758,418 shares issued and outstanding    9,488,567
    Additional paid in capital                                  37,749,665
    Accumulated deficit 				       (54,250,145)
                                                               -----------
      Total stockholders' equity                                (7,011,849)
                                                               -----------
      Total liabilities and stockholders' equity               $   252,426
                                                               ===========
See accompanying notes.


                     RAVEN MOON ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                    Three Months Ended
                                                         March 31,    March 31,
                                                           2007        2006
                                                         --------    --------
     Revenue:
        Sales of plush toys                          $     3,061  $        -
                                                     -----------  -----------
        Total Revenue                                      3,061           -
     Cost of Sales                                         1,530          213
                                                     -----------  -----------
        Gross profit                                       1,531         (213)

     Expenses:
        Consulting fees                                2,726,012      222,365
        Production costs                               3,215,033    1,425,928
        Interest                                              -         1,505
        General & administrative                         385,837      489,328
                                                     -----------  -----------
        Total operating expenses                       6,326,882    2,139,126
                                                     -----------   -----------
     Loss from operations                             (6,325,351)  (2,139,339)
                                                     -----------   ----------

     Other Income (Expense)
        Processing and advertising                           638        6,902
                                                     -----------   ----------

        Net loss                                     $(6,324,713) $(2,132,437)
                                                     ===========  ===========

 Basic and diluted loss per share:
  Loss from operations                                   $(0.00)    $(0.00)
                                                         -------    -------
         Net loss                                        $(0.00)    $(0.00)
                                                         =======    =======

See accompanying notes.


                                RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     Three Months Ended
                                                    March 31,   March 31,
                                                      2007        2006
                                                    --------    --------

Cash flows from operating activities:
  Net (loss)                                     $(6,324,713) $(2,132,437)
  Adjustments to reconcile net (loss)
  to net cash (used) generated in
  operating activities:
      Non-cash expense for discounted
         Warrants                                      3,035       44,133
 (Increase) decrease in assets
  and liabilities
      Receivables from third parties                   3,377           -
      Inventory                                        1,530           -
      Accrued wages & salaries to officers           330,711      358,886
      Accrued interest                                    -         1,500
      Shares issued for expenses                   1,950,043      514,706
      Shares issued for expenses to
         related parties                           4,026,866      539,618
      Other assets and liabilities                  (  2,405)          -
                                                 -----------  -----------
      Net cash used in
      operating activities                        (   11,556)    (673,594)
                                                 -----------  -----------

Cash flows from investing activities:
  Purchases of equipment                                  -            -
                                                 -----------  -----------
      Net cash used in
         investing activities                             -            -
                                                 -----------  -----------

Cash flows from financing activities:
  Proceeds from advances made by
     third parties                                        -     1,240,010
  Proceeds from advances made by
     related parties                                      -       382,640
  Proceeds from exercise of warrants                      -       153,043
  Proceeds from loans from officers                   85,000           -
  Repayments of loans from officers                  (70,000)          -
                                                 -----------  -----------
      Net cash provided by
        financing activities                          15,000    1,775,693
                                                 -----------  -----------
Net increase in cash                                   3,444    1,102,098

Cash beginning of period                              37,324       76,289
                                                 -----------  -----------

Cash end of period                                $   40,768  $ 1,178,387
                                                 ===========  ===========

See accompanying notes.



                       RAVEN MOON ENTERTAINMENT, INC.
      CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY (Unaudited)
                 For the Three Months Ended March 31, 2007


                                      Series B
                  Preferred Stock  Preferred Stock        Common Stock
                   Shares Amount   Shares  Amount       Shares     Amount
                   ------ ------   ------  ------     ---------- ----------
Balances at
 Dec. 31, 2006      9,934    $1   585,250   $63        2,965,968 $7,196,567

Preferred stock
  converted            -      -        -      -           22,298      8,919

Preferred stock
  converted by
  related party        -      -        -      -          100,000     40,000

Warrant exercise       -      -        -      -           15,176      6,071

Shares issued for
  note repayment       -      -        -      -       27,005,563      4,925

Shares issued for
  expenses             -      -        -      -      433,622,026    327,583

Shares issued for
  expenses to
  related parties      -      -        -      -      910,610,389    335,156

Exempt shares
  issued               -      -        -      -    10,545,374,62  1,067,742

Exempt shares
  issued to
  related parties     -      -          -      -   5,016,042,375    501,604

Value of discounted
  warrants granted    -      -          -      -             -           -

Net loss              -      -          -      -             -           -
                   -----    --     -------    ---  ------------   ----------

Balances at
 March 31, 2007    9,934    $1     585,250    $63  16,935,758,418 $9,488,567
                   =====    ==     =======    ===  ============== ==========



                       Additional                     Total
                        Paid-In      Accumulated   Stockholders
                        Capital        Deficit        Equity
                      -----------   -------------   -----------
Balances at
 Dec. 31, 2006        $33,905,536   $(47,925,432)   $(6,823,265)

Preferred stock
  converted                (8,919)            -              -

Preferred stock
  converted by
  related party           (40,000)            -              -

Warrant exercise           (6,071)            -              -

Shares issued for
  note repayment           15,843             -          20,768

Shares issued for
  expenses              1,757,877             -       2,085,460

Shares issued for
  expenses to
  related parties       3,691,710             -       4,026,866

Exempt shares
  issued               (1,067,742)            -              -

Exempt shares
  issued to
  related parties        (501,604)            -              -

Value of discounted
  warrants granted          3,035             -           3,035

Net loss                       -      (6,324,713)    (6,324,713)
                      -----------   ------------   ------------
Balances at
 March 31, 2007       $37,749,665   $(54,250,145)   $(7,011,849)
                      ===========   ============   ============

See accompanying notes.



                          RAVEN MOON ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2007 and 2006 (unaudited)

Note 1 -- DESCRIPTION OF THE COMPANY

Raven Moon Entertainment, Inc. and its wholly owned subsidiaries (together, the "Company" or "Raven Moon") are primarily engaged in the production and development of family values television programs and related products that convey good morals and positive attitudes to children. The market for these products is worldwide, even though the Company will devote most of its efforts within the continental United States.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-KSB. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiaries JB Toys, LLC (herein "LLC") and Raven Animation, Inc. (the "Company"). JB Toys, LLC will cease to exist on December 5, 2012. Inter-company transactions and balances have been eliminated in consolidation.

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

NET LOSS PER SHARE -- Primary earnings per share computations are based on the weighted average number of shares outstanding during the period. On October 19, 2004, the Board of Directors amended the Articles of Incorporation to give full voting rights to all preferred shareholders. The weighted average number of shares outstanding was 10,024,201,737 and zero (0) on a split-adjusted basis for the three-months ended March 31, 2007 and 2006, respectively.

INCOME TAXES -- The Company has incurred approximately $54 million of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

RECLASSIFICATIONS -- Certain amounts reported in previous years have been reclassified to conform to the 2007 financial statement presentation.

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

STOCK SPLITS -- The Company has adopted the following stock splits during the period January 1, 2006, to date. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.
 a. Adopted a 5 to 1 forward stock split effective January 30, 2006.
 b. Adopted a 75 to 1 reverse stock split effective February 17, 2006.
 c. Adopted a 20 to 1 reverse stock split effective July 17, 2006.
 d. Adopted a 200 to 1 reverse stock split effective Sept. 20, 2006.
 e. Adopted a 2000 to 1 reverse stock split effective Dec. 15, 2006.
 f. Adopted a 4000 to 1 reverse stock split effective March 8, 2007.

Prior period share numbers may, after being restated for the above reverse stock splits, result in a figure that is less than one (1).

Note 3 -- BUSINESS AND OPERATIONS

The Company is currently working to establish the following lines of business:
 1. Home Video and Television Productions
 2. Sales of DVD's and Music CDs
 3. Plush Toys

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

Clubhouse ceased operations during 2005 and the investment was written off. Clubhouse had an advance from a third party, which Raven Moon agreed to repay. The advance of $125,000 was recorded on the balance sheet as advances from third parties and was charged to production expense during 2005. In 2006, Raven Moon settled this liability by making a payment of $62,500 and recognizing the remaining $62,500 as Other Income - debt forgiveness.

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

Note 5 -- DEBT

Debt for the Company consists of the following:
  a. Notes payable to third parties which bear interest at 10% annually. These are demand notes, and are unsecured.
  b. Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock in 2000 and are also entitled to gross revenue royalty fees of the gross revenue of the Company for ten years. The royalties range from .0125% to .5% of gross revenues. No royalties were earned in 2006 and 2005.

There are two types of Class B units:
	1. The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of March 31, 2007.
	2. The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received an amount equal to their initial investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to receive 85% of all gross profits of the LLC derived from the sale of product on an annual basis. As of March 31, 2006, the Company has exchanged 100 units to WEE-OOO, LTD, a related party, for a ten year extension of the option agreement for the rights to Gina D's, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.50 units to members of the Board of Directors for services provided in 2002, 2003 and 2004, and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man.

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

Note 7 -- RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:

	J. & B. DiFrancesco, Inc.
	T.V. Toys, Inc.
	2221 Music
	Beyond the Kingdom, Inc.

The Company has incurred aggregate consulting, production, marketing and management fees with officers, Directors and other related parties for the three-months ended March 31, 2007 and 2006:
		Three Months	  Three Months
	       Ended March 31,   Ended March 31,
		    2007 	      2006
               --------------    --------------
		  $4,226,656       $  668,884

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $6,000 as an advance on future royalties for each of the three-month periods ended March 31, 2007 and 2006, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $2,256 for each of the three-month periods ended March 31, 2007 and 2006, respectively. This reimbursement is included in the general and administrative expenses.

During the three-months ended March 31, 2007 and 2006, Gina Mouery was granted 858,217,500 and zero shares (on a split-adjusted basis) of common stock, respectively, for talent fees. The fair value of these shares of common stock was $1,807,260 and $494,308, respectively.

During the three-months ended March 31, 2007, Gina Mouery converted preferred stock into 100,000 common stock shares (on a post-split adjusted basis). The fair value of the converted stock on the date of conversion was $40,000.

On August 9, 2005, the Company entered into an agreement with David Mouery (the son-in-law of Joseph DiFrancesco, Chairman of the Board) to provide legal services for three years. He is to be paid a retainer of $10,000 per month. If payment is made in S-8 stock it will be at a 25% discount of the bid price on the day the stock is issued.

During the three-months ended March 31, 2007, David Mouery was granted 52,022,889 of shares (on a split-adjusted basis) of common stock for legal services. The fair value of these common stock shares was $295,606.

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

Joseph and Bernadette DiFrancesco were granted 1,120,000 and zero shares (on a split adjusted basis) of common stock during the three-month periods ended March 31, 2007 and 2006, respectively. The fair value of these shares was $1,456,000 and $17,569, respectively. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The outside Board of Directors were granted 3,600,000 and zero (on a split adjusted basis) of common stock during the three-month periods ended March 31, 2007 and 2006, respectively. The fair value of these shares was $468,000 and $5,692 for the three-month periods ended March 31, 2007 and 2006, respectively. The fair value of the common stock granted and director fees paid were charged to consulting fees for the nine-months ended September 30, 2006 and 2005, respectively.

During the three-month periods ended March 31, 2007 and 2006, respectively, loans from officers, directors, senior management and related parties are summarized as follows:


					2007   		2006
                                       ------          ------
  Balance at beginning of year	     $ 20,000  	     $ 20,000
  Increase in loans                        -               -
  Payments on loans                        -               -
                                     --------        ---------
  Balance at end of period           $ 20,000        $ 20,000
                                     ========        =========

On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each songwriter to receive 2,500,000 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the three-month period ended March 31, 2006, the Company paid $30,200 in fees to 2221 Music. The payments were charged to general and administrative expenses because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the three-month periods ended March 31, 2007 and 2006, respectively:
               			    2007	   2006
				 -----------	-----------
  Beginning balance	         $ 1,858,406	$ 1,718,823
  Accrued for administrative
    salary	                     264,444        146,385
  Accrued production fee	     187,500        212,500
  Payments to Officers		    (121,233)            -
				 ------------	-----------
Ending balance			 $ 2,189,117	$ 2,077,708
				 ============	===========

Note 8 -- COMMITMENTS AND CONTINGENCIES

1. The Company has entered into an employment contract with the officers, Joseph and Bernadette DiFrancesco. On October 19, 2004, the Board of Directors extended Joseph and Bernadette DiFrancesco's contract an additional seven years after the current contract expires in exchange for a signing bonus of non-diluting preferred shares. The preferred shares shall be convertible to common stock at a 20% discount to market based upon the previous 10 day average and will carry non-diluting rights equivalent to 40% of the common shares issued and outstanding as long as the shares are held by Joseph and Bernadette DiFrancesco or their assigns. Under the terms of the agreement, the Company is obligated to make the following annual payments through November 15, 2012:
	2007	$1,057,775
	2008	$1,269,306
	2009	$1,523,167
	2010	$1,827,800
	2011	$2,193,360
	2012	$2,632,032

2. During February 2007, the Company entered into a twelve-month contract for advertising services and issued 2,500,000,000 shares of common stock to fulfill its obligation in whole. The fair value of the stock was $250,000 at date of issuance and $27,083 was expensed during the quarter ended March 31, 2007. The total cost of that contract will be amortized on a straight-line basis over the term of the agreement. The contract is subject to various conditions and relates to restricted shares of stock.

3. On March 7, 2007 the Company amended its Production Financing agreement with MG Studios. This amendment called for MG Studios to be provided $2,720,000 in financing for the production of 13 one-half hour episodes of "Gina D's Kids Club, $2,400,000 for the production of twelve (12) new episodes of "Sing Along With Gina D." and $1,200,000 for other production costs. The total amended financing is for $6,320,000. The term of the agreement is for five (5) years and/or can be extended by mutual consent. The amount due to MG Studios at March 31, 2007 was $3,046,800 and at March 31, 2006 was zero.

4. In addition, the officers are to receive a "Founders" royalty of 10% Gross for any entertainment revenue received by the Company for any entertainment project developed and or produced by the Company during the term of this agreement. This royalty will be paid between November 16th and December 31st in perpetuity.

The Company has entered into various month-to-month verbal agreements with unrelated third parties to provide production, marketing and administrative services. Payments are made based on invoices rendered for specific services provided.

NOTE 9-- PRIVATE PLACEMENT OFFERING

The Company has plans to raise $5,000,000 in a private placement offering to be used for working capital. The Company is offering units that consist of one share convertible Series B Preferred Stock and a warrant to purchase one hundred shares of common stock at a price of $10.00 per unit. The minimum purchase is $10,000. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Terms may change without notice.

Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 per share, expired May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing price exceeds $.20 per share for at least thirty days ending on the third day prior to the mailing of the notice. As of March 31, 2007 the Company has sold $5,852,500 of the private placement offerings.

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

On August 17, 2006 the Board of Directors approved a 10-for-1 common stock warrant to be granted to every shareholder of record on September 1, 2006. Each shareholder of record on that date received one warrant for each share of common stock owned as of that date. The warrant allowed the shareholder to purchase 10 shares of restricted common stock for each warrant owned. The warrant was exercisable at a 50% discount of the closing bid price on the day the warrants were exercised. The period for exercising warrants began September 15, 2006 and was originally scheduled to expire on October 31, 2006. The expiration date was extended to December 1, 2006. Common shares purchased as a result of exercising these warrants will be restricted for one year and will be exempt from any reverse split that may occur in the twelve (12) months following the date on the new restricted share certificates. The Company recognized $3,035 of expense in the period ended March 31, 2007 for the value of the discounted purchase price. Of this expense, $0 was incurred by related parties.

The Company is evaluating its warrant programs to determine what changes are needed.

Note 11 -SUBSEQUENT EVENT

The following is a schedule of common stock issued after March 31,
2007:
   Issued to Gina Mouery for services     1,605,100,000
   Issued for expenses to third parties     675,000,000

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

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

The primary business focus of Raven Moon Entertainment, Inc. (the
"Company" or "Raven Moon") is the development and production of family G-Rated children's television programs and animated movies, DVD's, CD music products, music publishing and talent management.

The Company has recently announced the completion of 13 new episodes of "Sing Along With Gina D." Combined with the 31 completed episodes of the "Gina D Kids Club" the Company now has 44 television episodes and 44 DVD titles available for distribution. The production of "Gina D's Kids Club" has resulted in a music library of over 350 original songs, and a cast of characters which are suitable for licensing and merchandising opportunities. The Company's future revenue stream is dependant on its worldwide television exposure of both the "Gina D's Kids Club" and the Company's ability to sell DVD's, music CD's and other merchandise from the programs in the marketplace.

During November 2006, the Company announced that Trinity Broadcasting had given "Gina D's Kids Club" a second tie slot that will air seven days a week. Once the company has the program in a position where it's airing regularly on a station or network which is considered a destination for kids, management believes there are numerous opportunities in a billion dollar licensing and merchandising market for preschool kids. Raven Moon management has already explored these opportunities and has met with prominent industry leaders who have recommended the company adapt a strategy which will allow Raven Moon to build upon the "Gina D's Kids Clubr" brand.

In addition to "Gina D's Kids Club", Raven Moon has begun developing a movie called "GINA D & THE TRANSISTOR SISTERS - In Search of the Golden Recordr" and has launched "GINA D'S READING ACROSS AMERICA PROGRAM" LIVE. The Company has already produced a "Mr. Bicycle Man" Public Service Announcement and a trailer for the "BoBo Tales" and "TED TV" television series.

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

  Results of Operations - Three-months ended March 31, 2007 and 2006
  ------------------------------------------------------------------

Revenue
-------

Revenues are generated from the sale of rights, licenses, and toys inspired by the children entertainment productions of Raven Moon
Entertainment.

Total revenues for the three-months ended March 31, 2007 and 2006 were $3,061 and $0, respectively, an increase of $3,061.

Cost of Goods Sold
------------------

Cost of goods sold for the three-months ended March 31, 2007 and 2006 were $1,530 and $213, respectively.

Expenses
--------

Expenses for the three-months ended March 31, 2007 and 2006 were $6,326,882 and $2,139,339, respectively, an increase of $4,187,543.

The increase was primarily due to the significantly larger number of shares of common stock that were issued for services during the 2007 quarter as well as the higher average fair market price on days during which those shares were issued.

Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Net Loss
--------

For the three-months ended March 31, 2007, the Company recorded a net loss of $6,324,713 as compared to a net loss of $2,132,437 for the three-months ended March 31, 2006. The increased net loss of $4,192,276 is primarily attributable to an increase in production costs and expenses.

Income Taxes
------------

As a result of the losses recorded in prior years, no provision was made for income taxes for the current interim period.

Liquidity
---------

At March 31, 2007, the Company had $40,768 of cash on hand, as compared to $37,324 in cash on hand at December 31, 2006.

The Company has total assets and liabilities of $252,426 and $7,264,275, respectively, at March 31, 2007. Since December 31, 2006, assets and liabilities have increased $137,344 and $325,928, respectively. For the three-months ended March 31, 2007 and March 31, 2006, cash used by operations was $11,556 and $673,594, respectively.

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

In addition, during the quarter ended March 31, 2006, the stockholders voted to amend Raven Moon's Certificate of Incorporation to increase the authorized common shares from 15 billion to 30 billion shares. The additional shares have been, and will continue to be, made available to conduct a variety of corporate transactions, such as public offerings, private placements, employee and consultant compensation plans. The company is currently engaged in ongoing negotiations with several different syndication partners.

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

ITEM 3. Controls and Procedures

(a) Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b) In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 3A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, same persons, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Report as well as the year ended December 31, 2007. The Company's Chief Executive Officer/Chief Financial Officer have concluded that, as of the end of the period covered by this Report and the Report on Form 10-KSB, the Company's disclosure controls and procedures were satisfactory.


                                  Part II.

Item 1.  Legal Proceedings
None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to Vote of Security Holders

On February 1, 2007 the holders of majority of the outstanding common stock of the Company, approved a 4000 to 1 reverse stock split of the Company's Common Stock to be effective March 8, 2007. The stock split does not change the number of authorized shares of common stock of the Company.

Item 5.  Other Information
None.

Item 6.  Exhibits

 (a)  Exhibits and Index of Exhibits
31.  Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
32.  Section 1350 Certification pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

 (b)  Reports on Form 8-K.
  No reports were filed on Form 8-K for the period ended March 31, 2007.


SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				RAVEN MOON ENTERTAINMENT, INC.
				------------------------------
				(Registrant)

    Date:  May 14, 2007		By: /s/ Joseph DiFrancesco
				------------------------------
				Joseph DiFrancesco, President



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

  Dated: May 14, 2007		/s/ Joseph DiFrancesco
				-----------------------------------
				Joey DiFrancesco, President,
				Chief Executive Officer and
				Principal Financial Officer





							EXHIBIT 32


CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Raven Moon Entertainment, Inc. (the "Registrant") on Form 10-QSB for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joey DiFrancesco, President, Chief Executive Officer and principal financial officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: May 14, 2007		/s/ Joseph DiFrancesco
				-----------------------------
				Joey DiFrancesco, President,
				Chief Executive Officer and
				Principal Financial Officer







14