Form 10QSB
period 2007-06-30
RAVEN MOON ENTERTAINMENT INC
filed 2007-08-14
CIK 1058056

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
           (Mark One)
		X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
		     OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended: June 30, 2007

              __ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
				THE EXCHANGE ACT

		For the transition period from ______to _________

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

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares of Common Stock outstanding as of July 31, 2007 was approximately 2, 389,454,903.

Transitional small business disclosure format (check one)  Yes X   No



TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION

Item 1.  Financial Statements.

Unaudited Consolidated Balance Sheet at June 30, 2007

Unaudited Consolidated Statement of Operations for the
   Three and Six Months Ended June 30, 2007 and 2006

Unaudited Consolidated Statement of Cash Flows for the
   Three and Six Months Ended June 30, 2007 and 2006

Unaudited Consolidated Statements of Changes in Deficit in
   Stockholders' Equity for the Three Months Ended
   June 30, 2007

Notes to Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

Item 3A(T) Controls and Procedures


Part II	  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6.  Exhibits




Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                        RAVEN MOON ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEET
                          June 30, 2007 (unaudited)


                                 ASSETS

Current assets:
    Cash and cash equivalents                                  $    73,892
    Inventory                                                       71,282
    Other                                                           76,700
                                                               -----------
       Total assets                                            $   221,874
                                                               ===========

                    LIABILITIES & STOCKHOLDERS? EQUITY

    Accounts payable                                           $        12
    Accrued salaries and fees to officers                        2,571,339
    Loans from shareholders                                        350,000
    Advances from related parties                                1,225,640
    Advances from third parties                                  3,026,800
    Advances from Class B members of LLC                           197,500
    Loans from officers                                                 -
    Note payable from third parties                                 69,232
                                                               -----------
      Total liabilities                                          7,440,523

Commitments and Contingencies                                           -

Stockholders' equity:
    Preferred stock, $0.0001 par value; 800,000,000 shares
     authorized; 9,934 shares issued and outstanding                     1
    Convertible series B preferred stock, .0001 par value;
     2,000,000 shares authorized, 611,730 shares
     issued and outstanding                                             58
    Common stock, $0.0001 par value; 30,000,000,000 shares
     authorized; 5,883,847 shares issued and outstanding        10,147,988
    Additional paid in capital                                  37,470,445
    Accumulated deficit                                        (54,837,141)
                                                               -----------
      Total stockholders' equity                                (7,218,649)
                                                               -----------
      Total liabilities and stockholders' equity               $   221,874
                                                               ===========

See accompanying notes.



                       RAVEN MOON ENTERTAINMENT, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                               Three Months Ended        Six Months Ended
                              June 30,    June 30,      June 30,    June 30,
                                2007         2006         2007        2006
                              --------     --------      -------     -------
Revenue:
  Service income           $   491,000  $        -   $   491,000 $        -
  Sales of plush toys            3,137        1,556        6,198       1,566
                           -----------  -----------  -----------  ----------
   Total Revenue               494,137        1,556      497,198       1,566
    Cost of Sales                1,568          253        3,098         466
                           -----------  -----------  ----------- -----------
        Gross profit           492,569        1,303      494,100       1,090

     Expenses:
        Consulting fees        224,346      300,580    2,950,358     522,945
        Production costs       416,395    1,542,131    3,631,428   2,968,059
        Interest                    -         1,500           -        3,005
        General and
         administrative        444,174    1,176,740      830,011   1,666,070
                           -----------  -----------  ----------- -----------
        Total operating
         expenses            1,084,915    3,020,951    7,411,797   5,160,079
                           -----------  ------------ ----------- -----------
     Loss from operations     (592,346)  (3,019,648)  (6,917,697) (5,158,989)
                           -----------  -----------  ----------- -----------
     Other Income                5,350      132,844        5,988     139,748
                           -----------  -----------  -----------  ----------
        Net loss           $(  586,996) $(2,886,804) $(6,911,709)$(5,019,241)
                           ===========  ===========  =========== ===========

 Basic and diluted income
  (loss) per share:
  Income (loss) from
   operations             $     (0.11) $(2,886,804)  $    (2.26) $(5,019,241)
                          ------------ -----------   -----------  ----------
         Net loss         $     (0.11) $(2,886,804)  $    (2.26) $(5,019,241)
                          ============ ===========   =========== ===========

See accompanying notes.




                  RAVEN MOON ENTERTAINMENT, INC.
      ONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                  Three Months Ended       Six Months Ended
                                 June 30,    June 30,     June 30,   June 30,
                                   2007       2006         2007       2006
                                 --------   --------     --------   --------

Cash flows from operating
activities:
  Net (loss)                 $(  586,996) $(2,886,804) $(6,911,709)$(5,019,241)
  Adjustments to reconcile
   net (loss) to net cash
  (used) generated in
   operating activities:
    Non-cash expense for
    discounted warrants               -       600,244        3,035     644,377
 (Increase) decrease in
  assets & liabilities
    Inventory                      1,569           -         3,099          -
    Receivables from third
      parties                         -           880        3,377         880
    Accrued wages & salaries
      to officers                382,222      367,573      712,933     726,458
    Accrued interest to
      officers and
      related parties                 -         1,500           -        3,000
    Advances from related
      parties                    (20,000)          -       (20,000)         -
    Shares issued for
      expenses                    95,550    1,670,023    2,045,593   2,724,341
    Shares issued for
      expenses to
      related parties            234,646           -     4,261,512          -
    Other assets and
      liabilities                 61,133      (62,200)      58,728     (62,200)
                              -----------  -----------  ----------- -----------
  Net cash provided by
   (used in) operating
    activities                   168,124     (308,784)     156,568    (982,385)
                              -----------  -----------  ----------- -----------

Cash flows from financing
 activities:
  Proceeds from advances
   made by third parties              -    (1,165,002)          -       75,009
  Proceeds from advances
   made by related parties            -            -            -      382,640
  Proceeds from exercise
   of warrants                    50,000      419,703       50,000     572,746
  Proceeds from loans
   from officers                      -            -        85,000          -
  Note payable repayment        (185,000)      (3,250)    (255,000)     (3,250)
  Proceeds from preferred
   conversion                         -             1           -            6
                              -----------  -----------  ----------- -----------
   Net cash provided by
    (used in)financing
    activities                  (135,000)    (748,548)    (120,000)  1,027,151
                              -----------  -----------  ----------- -----------
Net increase (decrease)
  in cash                         33,124   (1,057,332)      36,568      44,766

Cash beginning of period          40,768    1,178,387       37,324      76,289
                             ------------  -----------  ----------- -----------

Cash end of period           $    73,892   $  121,055   $   73,892  $   121,055
                             ============  ===========  =========== ===========

See accompanying notes.




                      RAVEN MOON ENTERTAINMENT, INC.
    CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY (Unaudited)
                For the Three Months Ended March 31, 2007


                                       Series B
                   Preferred Stock  Preferred Stock     Common Stock
                   Shares  Amount   Shares  Amount    Shares       Amount
                   ------- ------  -------- -------  --------    ---------
Balances at
  March 31, 2007    9,934    $1     585,250   $63    4,233,940  $9,488,567

Preferred stock
  converted by
  related party        -      -      (5,000)   (5)     500,000     200,000

Shares issued for
  expenses             -      -          -      -      287,500     115,000

Shares issued for
  expenses to
  related parties      -      -          -      -      777,484     310,994

Warrants exercised
  By related parties   -      -          -      -          125          50

Cancelled shares       -      -          -      -      (19,026)     (7,611)

Replacement shares     -      -          -      -      102,470      40,988

Net loss               -      -          -      -           -           -
                    -----    --     -------   ---  ----------- -----------
Balances at
  June 30, 2007     9,934    $1     580,250   $58    5,882,492 $10,147,988
                    =====    ==     =======   ===  =========== ===========


                        Additional                   Total
                         Paid-In    Accumulated  Stockholders
                         Capital      Deficit       Equity
                       ----------- ------------  ------------
Balances at
  March 31, 2007      $37,749,665  $(54,250,145) $(7,011,849)

Preferred stock
  converted                    -             -            -

Preferred stock
  converted by
  related party          (199,995)           -            -

Shares issued for
  expenses                (19,450)           -        95,550

Shares issued for
  expenses to
  related parties         (76,348)           -       234,646

Warrants exercised
  By related parties       49,950            -        50,000

Cancelled shares            7,611            -            -

Replacement shares        (40,988)           -            -

Net loss                       -       (586,996)    (586,996)
                      -----------  ------------  ------------
Balances at
  June 30, 2007       $37,470,445  $(54,837,141) $(7,218,649)
                      ===========  ============= ============

See accompanying notes.




                            RAVEN MOON ENTERTAINMENT, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2007 and 2006 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-KSB. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiaries JB Toys, LLC, Raven Animation, Inc., and Flaw-Less Designs, LLC (the "Company"). JB Toys, LLC will cease to exist on December 5, 2012. Inter-company transactions and balances have been eliminated in consolidation.

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

NET LOSS PER SHARE -- Primary earnings per share computations are based on the weighted average number of shares outstanding during the period. On October 19, 2004, the Board of Directors amended the Articles of Incorporation to give full voting rights to all preferred shareholders. The weighted average number of shares outstanding was 3,060, 908 and zero
(0) on a split-adjusted basis for the six-months ended June 30, 2007 and 2006, respectively.

INCOME TAXES -- The Company has incurred approximately $55 million of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

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

STOCK SPLITS -- The Company has adopted the following stock splits during the period January 1, 2006 to date. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.
a. Adopted a 5 to 1 forward stock split effective January 30, 2006.
b. Adopted a 75 to 1 reverse stock split effective February 17, 2006.
c. Adopted a 20 to 1 reverse stock split effective July 17, 2006.
d. Adopted a 200 to 1 reverse stock split effective September 20, 2006.
e. Adopted a 2000 to 1 reverse stock split effective December 15, 2006.
f. Adopted a 4000 to 1 reverse stock split effective March 8, 2007.
g. Adopted a 4000 to 1 reverse stock split effective July 9, 2007.

Prior period share numbers may, after being restated for the above reverse stock splits, result in a figure that is less than one (1).

Note 3 -- BUSINESS AND OPERATIONS

The Company is currently working to establish the following lines of business:
 1. Home Video and Television Productions
 2. Sales of DVD?s and Music CDs
 3. Plush Toys
 4. Service revenue

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

Note 4 -- INVESTMENT IN CLUBHOUSE VIDEOS, INC.

At December 31, 2003, the Company had purchased a total of 36.8 units of Raven Moon Home Video Products, LLC for $368,000. These purchases were converted into common stock of Clubhouse Video, Inc. ("Clubhouse") as a result of the spin-off of the former wholly owned subsidiary. Also, the Company has loaned Clubhouse approximately $82,000 since 2003. The investment in Clubhouse and the loan have been written-off as the Company's proportionate share of Clubhouse's loss.

Clubhouse ceased operations during 2005 and the investment was written-off. Clubhouse had an advance from a third party, which Raven
Moon agreed to repay. The advance of $125,000 was recorded on the balance sheet as advances from third parties and was charged to production expense during 2005. In 2006, Raven Moon settled this liability by making a payment of $62,500 and recognizing the remaining $62,500 as Other Income-debt forgiveness.

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

There are two types of Class B units:
  1. The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of June 30, 2007.
  2. The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received an amount equal to their initial investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to receive 85% of all gross profits of the LLC derived from the sale of product on an annual basis. As of March 31, 2006, the Company has exchanged 100 units to WEE-OOO, LTD, a related party, for a ten year extension of the option agreement for the rights to Gina D's, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.50 units to members of the Board of Directors for services provided in 2002, 2003 and 2004, and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man.

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

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the six-months ended June 30, 2007 and 2006:

                  Six-Months          Six-Months
                     Ended               Ended
                June 30, 2007        June 30, 2006
                -------------        -------------
                  $5,185,402           $2,226,156


The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $10,000 and $12,000 as an advance on future royalties for each of the six-month periods ended June 30, 2007 and 2006, respectively. The advance on future royalties-related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $4,602 and $4,524 for each of the six-month periods ended June 301, 2007 and 2006, respectively. This reimbursement is included in the general and administrative expenses.

During the six-months ended June 30, 2007 and 2006, Gina Mouery was granted 505,804 and zero shares (on a split-adjusted basis) of common stock, respectively, for talent fees. The fair value of these shares of common stock was $1,918,085 and $1,722,741, respectively.

During the six-months ended June 30, 2007, Gina Mouery converted preferred stock into 125 common stock shares (on a post-split adjusted basis). The fair value of the converted stock on the date of conversion was $500.

On August 9, 2005, the Company entered into an agreement with David Mouery (the son-in-law of Joseph DiFrancesco, Chairman of the Board) to provide legal services for three years. He is to be paid a retainer of $10,000 per month. If payment is made in S-8 stock it will be at a 25% discount of the bid price on the day the stock is issued.

During the six-months ended June 30, 2007, David Mouery was granted 50,506 of shares (on a split-adjusted basis) of common stock for legal services. The fair value of these common stock shares was $305,356.

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

Joseph and Bernadette DiFrancesco were granted 283,091 and zero shares (on a split adjusted basis) of common stock during the six-month periods ended June 30, 2007 and 2006, respectively. The fair value of these shares was $1,529,531 and $110,246, respectively. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The outside Board of Directors were granted 156,823 and zero (on a split adjusted basis) of common stock during the six-month periods ended June 30, 2007 and 2006, respectively. The fair value of these shares was $477,750 and $81,313 for the six-month periods ended June 30, 2007 and 2006, respectively. The fair value of the common stock granted and director fees paid were charged to consulting fees for the six-months ended June 30, 2007 and 2006, respectively.

During the six-month periods ended June 30, 2007 and 2006, respectively, loans from officers, directors, senior management and related parties are summarized as follows:

                                 2007      2006
                                 ----      ----
Balance at beginning of year $ 20,000   $ 20,000
Increase in loans                  -          -
Payments on loans              20,000         -
                             --------   --------
Balance at end of period     $     -    $ 20,000
                             ========   ========


On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each songwriter to receive 2,500,000 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005.
During the six-month period ended March 31, 2006, the Company paid $60,200 in fees to 2221 Music. The payments were charged to general and administrative expenses because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Following is a schedule that summarizes the activity in
accruals and payments related to Joseph and Bernadette
DiFrancesco, the officers of the Company, for the six-month
periods ended June 30, 2007 and 2006, respectively:
		  		    2007	    2006
				  --------	  --------
Beginning balance		 $ 1,858,406	$ 1,718,823
Accrued for admin. salary            528,888	    484,209
Accrued production fee		     375,000	    375,000
Payments to Officers		    (190,955)	         -
				 -----------	-----------
Ending balance			 $ 2,571,339	$ 2,578,632
			    	 ===========	===========

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

2. During February 2007, the Company entered into a twelve-month contract for advertising services and issued 2,500,000,000 shares of common stock to fulfill its obligation in whole. The fair value of the stock was $250,000 at date of issuance and $89,583 was expensed during the six-months ended June 30, 2007. The total cost of that contract will be amortized on a straight-line basis over the term of the agreement. The contract is subject to various conditions and relates to restricted shares of stock.

3. On March 7, 2007 the Company amended its Production Financing agreement with MG Studios. This amendment called for MG Studios to be provided $2,720,000 in financing for the production of 13 one-half hour episodes of "Gina Ds" Kids Club, $2,400,000 for the production of twelve (12) new episodes of "Sing Along With Gina D." and $1,200,000 for other production costs. The total amended financing is for $6,320,000. The term of the agreement is for five (5) years and or can be extended by mutual consent. The amount due to MG Studios at June 30, 2007 was $3,046,800.

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

Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 per share, expired May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing price exceeds $.20 per share for at least thirty days ending on the third day prior to the mailing of the notice. As of June 30, 2007 the Company has sold $5,852,500 of the private placement offerings.

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

Note 11 -SUBSEQUENT EVENT

Stock issuance - The following is a schedule of common stock issued after June 30, 2007:
   Issued for expenses to related parties      2,243,801,056
   Issued for expenses to third parties          139,770,000

MG Studio debt - On August 1, 2007, the Company entered into an agreement with Gina D., Inc. ("GDI") regarding the assumption of the Company's debt to MG Studios.

GDI will assume, without recourse, the $3,200,000 debt owed to MG Studios by Raven Moon Entertainment. In consideration of this debt assumption, Raven Moon will pay GDI a ten percent (10%) royalty payment of all future gross revenues derived from Raven Moon's exploitation of Gina Ds programs, music and products. This agreement is valid for ten years, and shall expire on July 31, 2017.

Investors Agreement - The Company has entered into an agreement with an investor and heirs, etc., hereafter "Investors." Investors have purchased 2,000,000,000 shares of common stock, "Securities," restricted by Rule 144 of the SEC, through the exercise of Warrants in July 2006. Per the agreement, the Company shall cooperate with and provide any necessary assistance to ensure that the aforementioned shares are free of trading restrictions at the earliest legal time possible, on or after July 25, 2007.

The Company also guarantees that Investor shall receive at least 50%, between $200,000 and $250,000, of the "Total Net Proceeds" due within the six month period beginning August 15, 2007. Any deficiency in this amount will be paid by the Company, and or Personal Guarantor, within 30 days of the expiration of the six month period. At the time such payment is made the Company will receive the balance of the 50% of the original amount in escrow. At the end of the second six month period, the same shall apply to any remaining deficiency at that time.

If the Company fails to make up the shortfall by the tenth calendar day of the aforementioned periods, the Company will issue additional Company Common Stock to the Investor based on the closing highest bid price or closing last sale price, whichever is higher, on the tenth calendar day following the end of the six month period in which the guaranteed amount is due Investors.

Following the payment of "Total Net Proceeds," not to exceed $500,000, the remaining Securities or funds will be returned to the Company as treasury stock and cancelled, or shall be sold privately with all proceeds belonging to the company.

This agreement shall be free from dilution of any subsequent reverse stock splits. Likewise any change in classification of Common Stock, consolidation or merger of the Company shall include such terms as to obligate the surviving company to this Agreement.

This agreement is also guaranteed by the Company CEO, in his individual capacity.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

During November 2006, the Company announced that Trinity Broadcasting had given "Gina D's Kids Club" a second time slot that will air seven days a week. Once the company has the program in a position where it's airing regularly on a station or network which is considered a destination for kids, management believes there are numerous opportunities in a billion dollar licensing and merchandising market for preschool kids. Raven Moon management has already explored these opportunities and has met with prominent industry leaders who have recommended the company adapt a strategy which will allow Raven Moon to build upon the "Gina D's Kids Club" brand.

In addition to "Gina D's Kids Club", Raven Moon has begun developing a movie called "Gina D & The Transistor Sisters-In Search of the Golden Record" and has launched "Gina D's Reading Across America Program" Live. The Company has already produced a "Mr. Bicycle Man" Public Service Announcement and a trailer for the "BoBo Tales" and "TED TV" television series.

The "Gina D's Kids Club" began airing on television once a week in September 2004, through the efforts of our syndicator Role Entertainment. In order to maximize our airtime exposure to five days like programs such as "Sesame Street," "Arthur" and "Barney", we decided to move the program to PBS public television stations. The Company signed a 27-month agreement with WPBT-PBS, Miami to be our presenting station through American Public Television ("APT"), so that we can get our programs on public television stations beginning with a June 2006 launch date.
The Company had to produce an additional 16 half-hour episodes at an approximate cost of $4,000,000. Six (6) of those programs planned for delivery to public television stations in June 2006 were produced in February 2006. It is an assumption that as part of our business plan, the completion of a total of 40 episodes and saturated visibility on worldwide television exposure could create multiple revenue streams which includes worldwide licensing and merchandising opportunities for DVD's, CD's, and toys that have been inspired by the show. Of course, the programs will need to be accepted by the viewers, the licensees and the retailers. Parents told us that they wanted better programming for their children, and we are committed to our goal of providing the very best in family values children's entertainment.

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

   Results of Operations - Six-months ended June 30, 2007 and 2006
   ---------------------------------------------------------------

Revenue
-------

Revenues are generated from the sale of services, rights, licenses, and toys inspired by the children entertainment productions of Raven Moon Entertainment.

Total revenues for the six-months ended June 30, 2007 and 2006 were $497,198 and $666, respectively, an increase of $496,532. The Company has begun to generate revenue from the sale of client services, which amounted to $491,000 during the quarter ended June 30, 2007.
The Company is also experiencing increased sales of toys and musical products, the result of its production efforts over the last several years.

Cost of Goods Sold
------------------

Cost of goods sold for the six-months ended June 30, 2007 and 2006 were $3,098 and $166, respectively.

Expenses
--------

Total operating expenses for the six-months ended June 30, 2007 and 2006 were $7,411,797 and $3,163,460, respectively, a significant decrease of $4,248,337.

The decrease in operating expenses was primarily due to the completion of most of the planned production activities at the end of the 1st quarter 2007. According, significantly fewer shares of common stock were issued for services during the quarter ended June 30, 2007. The Company anticipates issuing fewer shares in 2007 than 2006 unless it begins other production activities.

Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Net Loss
--------

For the six-months ended June 30, 2007, the Company recorded a net loss of $6,911,709 as compared to a net loss of $3,162,960 for the six-months ended June 30, 2006. The increased net loss of $3,748,749 is primarily attributable to an increase in production costs and expenses during the quarter ended March 31, 2007 as compared to the quarter ended
March 31, 2006.

Income Taxes
------------

As a result of the losses recorded in prior years, no provision was made for income taxes for the current interim period.

Liquidity
---------

At June 30, 2007, the Company had $73,892 of cash on hand, as compared to $37,324 in cash on hand at December 31, 2006.

The Company has total assets and liabilities of $221,874 and $7,440,523, respectively, at June 30, 2007. Since December 31, 2006, assets and liabilities have increased $184,550 and $502,176, respectively.

For the six-months ended June 30, 2007 cash generated by operations was $156,568. For the six-months ended June 30, 2006 cash used by operations was $982,385.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN48"), an interpretation of FASB Statement No. 109. FIN48 establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN 48 which becomes effective for the fiscal year beginning after December 15, 2006.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. Raven Moon does not expect the adoption of SFAS No. 159 to significantly affect its financial condition or results of operations, which becomes effective for the fiscal years beginning after November 15, 2007.

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

Item 3A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, same persons, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Report as well as the year ended December 31, 2007. The Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report and the Report on Form 10-KSB, the Company's disclosure controls and procedures were satisfactory.


                   Part II --OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

On May 30, 2007 the holders of majority of the outstanding common stock of the Company, approved a 4000 to 1 reverse stock split of the Company's Common Stock to be effective July 6, 2007. The stock split did not change the number of authorized shares of common stock of the Company.

Item 5.  Other Information

On August 13, 2007, the Management confirmed, after consultation with Board members, advisors and counsel, that certain arrangements and agreements were reached and confirmed to be acceptable and applicable, and those are summarized as follows, copies of which are attached as Exhibits:

1. Amendment to the Agreement dated November 1, 2006 between Raven Moon Entertainment, Inc. and Gina M. Mouery, a.k.a. Gina D.

The parties agreed that the term of the agreement shall be extended to November 1, 2010. All other terms and conditions in the agreement shall remain the same.

2. Addendum to the Consulting Agreement made on January 1, 2006 between Gina D, Inc. (the Company) and Raven Moon Entertainment, Inc. (the Consultant).

The parties agreed that Paragraph 3A, as to compensation, shall be changed as follows: $1,080,000 shall be paid by the Company to the Consultant for services in 2007 and $1,080,000 shall be paid by the Company to the Consultant for services in 2008. (No representation is made to the reader that the Company shall be able to pay these amounts and may have to accrue them.)

3. Securities and Proceeds Investment and Distribution Agreement between Raven Moon Entertainment, Inc., and Jacques Danon and heirs, etc. being "Investors."

       The Company and said Investors have executed this for, among other reasons, their mutual and independent financial and other considerations. The "Securities" that are the subject of this Agreement, are the 2,000,000,000 shares of common stock, restricted with reference to Rule 144 of the SEC, on the books and records of the Company, in the name of Jacques Danon issued by exercise of a Warrant(s), in 2006, for purchase of common stock, previously issued in the name of the Investor. The Company and or Investors shall deposit replacement new certificates or evidence of ownership of the Securities with an escrow agent. The Company shall cooperate with and provide any necessary opinion, legal or otherwise, so that the aforesaid certificates are free of trading restrictions and or restrictive legends at the earliest legal time possible, which is acknowledged to be on or after July 25, 2007. As soon as practicable, within the next 30 calendar days following execution of the Agreement, with the cooperation of the Investors and the Company, the Securities shall be delivered and placed into the name of an individual or firm engaged and paid by the Company to act as the escrow agent.

       The Securities shall be held and disposed of only per the Agreement. The duties of the Escrow Agent shall be to hold and sell the Securities in conformance with the requirements of this Agreement, including as to the disposition of the proceeds from sales and such sales shall be done through a registered broker-dealer, which is a member of the National Association of Securities Dealers ("NASD"). Escrow Agent shall act to sell the Securities and dispose of the net proceeds, gross proceeds less customary sales expenses and commissions and fees, on behalf of the Investors. The Company represented many things including that it will endeavor to cause the Securities to be so sold through the Escrow Agent in the most timely fashion both permissible and possible under the circumstances and consideration of not causing any material decrease in the value or volume of sales of the Securities. If legally permissible, and not for less than a private sales price equal to 80% of the price the public trading market would bear, with the written permission of the Investor, the Company may seek a sale to be to any private person or firm outside the trading medium applicable to the Company Securities, currently being the NASD OTC Bulletin Board. The Company shall notify the Escrow Agent of such a private sale.

       As to activity of sales and proceeds, monthly, from the start of sales, the Escrow Agent will supply the Investors and the Company a summary of the subject of sales until the "Total Net Proceeds" (as defined below) are paid the Investors, and the net proceeds will be delivered to the Investors per written wire instructions of Investors and following full payment of the Total Net Proceeds to Investors, remaining net proceeds and shares will be delivered to the Company or other action may be taken per ?Company Benefit Disposition.

     Investors are to be paid, from the escrow disposition as aforesaid, monthly, as available, payments for a total amount equal to the Total Net Proceeds. Total Net Proceeds shall not be reduced by Escrow Agent-related fees, brokerage commissions and/or other charges, if any, as such will be borne by the Company. Each month following the first month net proceeds are recognized and due, by the 10th day of the month, the wire payment shall be made by the Escrow Agent to Investor, as stated herein, of the net proceeds. "Total Net Proceeds," which shall be documented and identified to the Escrow Agent as soon as practicable, shall be an amount due of no less than $400,000 and no more than $500,000 and shall be calculated as follows:
-the sum of $360,000
-plus attorney fees of the Investor paid or accrued (to be confirmed in writing to the Company) on or prior to the Effective Date, -plus an amount equal to 15% per annum (simple interest) on the unpaid portion of the principal amount of $360,000 for the period of time between July 24, 2006 and the date the Investors have received $360,000 from the Escrow Agent or from the Company, -plus an amount equal to the margin interest paid (to be confirmed in writing to the Company) by Investors on the Investors' existing UBS brokerage account ("UBS Account") (upon the date Investors receive in aggregate $360,000 from the Company, Escrow Agent and or Personal Guarantor pursuant to the Agreement and or the Guaranty attached hereto, no further margin interest shall be reimbursable to Investors by the Company).

     Investors shall be paid the Total Net Proceeds notwithstanding if the escrow fails to generate sufficient net proceeds, so if there is a deficiency of net proceeds from the escrow, the Investors shall be due, and shall have the right to demand and collect the deficiency from the Company.

     The Company guarantees that Investors shall receive Total Net Proceeds pursuant to the following schedule: if the Investors have not been paid, from the Company and or the escrow, at least 50% of the figure that is the Total Net Proceeds amount due within the six month period starting from August 15, 2007, then the deficient amount (difference between 50% of the figure of Total Net Proceeds due and actual paid Total Net Proceeds plus any Company payments to Investor during said six months) shall be due and payable within 30 calendar days from the expiration of said six months (30 days being to allow time for calculation and reconciliation by the Company of the amounts paid and due) and upon payment any Securities in escrow up to half of the original amount in escrow shall be forfeited to the Company for cancellation or disposition as in the case of the end of the escrow as detailed below; and at the end of 12 months from August
15, 2007, the same shall apply as to any deficiency as to the unpaid Total Net Proceeds, being that the deficient amount (difference between the figure of Total Net Proceeds and actual paid Total Net Proceeds plus any Company payments during said 12 months) shall be due and payable within 30 calendar days from the expiration of said 12 months (30 days being to allow time for calculation and reconciliation by the Company of the amounts paid and due) and upon payment any Securities remaining in escrow shall be forfeited to the Company for cancellation or disposition as in the case of the end of the escrow as detailed below; and the Company shall pay the sum of $35,000 to the Investors to be applied to the obligation of the Total Net Proceeds as follows: $25,000 within 10 business days of the Effective Date and $10,000 within 40 calendar days of the Effective Date. During the said first six months, any excess payments to the Investors, if the Total Net Proceeds remain due and unpaid, shall be carried forward and paid to the Investors and credited to the obligation of the Company for the second six months.

     Should there be a shortfall in any of the aforesaid first or second six month payments resulting from low sales proceeds from Securities sales delivered by the Escrow Agent, and the Company and or Personal Guarantor fails to make up the shortfall through Company and or Personal Guarantor cash payment(s) to Investors by the tenth calendar day following the end of the aforesaid periods, the Company will be subject to a penalty of being required to issue additional Company Common Stock to the Investor pursuant to the following formula: dollar amount of deficit divided by the closing highest bid price or closing last sale price (whichever is higher) of the Company's Common Stock as reported on the OTC Bulletin Board on the first trading day following the date of the default. The date of the default is the tenth calendar day following the end of the six month period in which a guaranteed amount is due Investors, but has not been received in full by Investors.

     Company Benefit Disposition Following Full Payment of Total
Net Proceeds to Investors. Given the Company promise to pay, Investors agree, as a benefit to the Company: following payment of the Total Net Proceeds otherwise due, which may be up to $500,000 as fixed above, to Investors as aforesaid, being the end of the escrow in terms of the rights of Investors, the benefit and disposition of the Securities, if any, in escrow, as a "Company Benefit Disposition" shall be as determined by the Company and shall be, in one or any combination of the following as to all or any part of the Securities: the Securities will be returned into treasury and cancelled by the Company, the Securities will be sold privately without any restriction by way of this Agreement with all proceeds belonging to the Company, the Securities shall continue to be sold and the net proceeds shall be deemed a contribution by the Investors to the Company, in all such events at no expense of or obligation of the Company to Investors, as an unconditional gift to assist the Company in its continued social pursuit of supplying family oriented programming and in any such case, notwithstanding anything, given Investors were paid what was due, no further escrow notices or information shall be due to Investors and the Investors shall not assert any position or claim contrary to the foregoing or this Agreement.

     If the Company plans to file a registration statement on the appropriate form with the SEC, other than as to consultants, any time while the Securities are unsold and the Total Net Proceeds due remains unpaid, then it will use its best efforts to include the Securities' shares in the registration. Expenses incurred in connection with any registration shall be borne by the Company.
There is no promise or representation that it will file a Registration Statement or that it will be able to have it declared effective.

	If the Company, at any time while the obligation to pay the Total Net Proceeds is outstanding, combine outstanding shares of Common Stock into a smaller number of shares in a reverse stock split, the number of Securities shall remain the same and not be effected thereby. In case of any reclassification of the Common Stock, any consolidation or merger of the Company with or into another person, the terms of any such consolidation, or merger shall include such terms so as to obligate the surviving company to this Agreement.

	The Guaranty is supplied by the Company CEO in his individual capacity. Other terms apply.

4. Agreement between Gina D. Inc. and the Company regarding the assumption of the Company?s debt to MG Studios (see Note 11.
Subsequent Events).

5. Acknowledgment to the Company by MG Studios regarding the assumption of the Company?s debt to MG Studios (see Note 11.
Subsequent Events).

Item 6.  Exhibits

	(a)  Exhibits and Index of Exhibits
	31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32. Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)  Reports on Form 8-K.
	No reports were filed on Form 8-K for the period ended
	June 30, 2007.


SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				RAVEN MOON ENTERTAINMENT, INC.
				------------------------------
				(Registrant)

Date:  August 14, 2007		By: /s/ Joseph DiFrancesco
				-----------------------------
				Joseph DiFrancesco, President