Form 10QSB
period 2007-09-30
RAVEN MOON ENTERTAINMENT INC
filed 2007-11-19
CIK 1058056

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-QSB
(Mark One)
           X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: September 30, 2007

          __ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                           THE EXCHANGE ACT

           For the transition period from ______to _________

                Commission File Number: 000-24727

                    Raven Moon Entertainment, Inc.
  (Exact name of Small Business Issuer as specified in its charter)

           Florida                           59-3485779
(State or other Jurisdiction               (IRS Employer
of Incorporation or Organization)       Identification Number)


                    2005 Tree Fork Lane, Suite 101
                        Longwood, FL  32750
               (Address of Principal Executive Offices)

                           (407) 774-4462
           (Issuer's Telephone Number, including Area Code)

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

The number of shares of Common Stock outstanding as of October 31, 2007 was approximately 18,672,896,243.

Transitional small business disclosure format (check one)  Yes X   No




                        TABLE OF CONTENTS

Part I	FINANCIAL INFORMATION

Item 1.  Financial Statements.

Unaudited Consolidated Balance Sheet at September 30, 2007

Unaudited Consolidated Statement of Operations for the
   Three and Nine Months Ended September 30, 2007 and 2006

Unaudited Consolidated Statement of Cash Flows for the
   Three and Nine Months Ended September 30, 2007 and 2006

Unaudited Consolidated Statements of Changes in Deficit in
  Stockholders' Equity for the Three Months Ended September 30, 2007

Notes to Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Item 3.  Controls and Procedures

Item 3A(T) Controls and Procedures

Part II	  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements



                        RAVEN MOON ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEET
                        September 30, 2007 (unaudited)

                                 ASSETS

Current assets:
    Cash and cash equivalents                                  $    23,073
    Inventory                                                       69,687
    Other                                                           58,321
                                                               -----------
       Total assets                                            $   151,081
                                                               ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY

    Accounts payable                                           $         8
    Accrued salaries and fees to officers                        2,918,922
    Loans from shareholders                                        350,000
    Advances from related parties                                1,225,640
    Advances from Class B members of LLC                           197,500
    Loans from officers                                             55,000
    Note payable from third parties                                 50,663
                                                               -----------
      Total liabilities                                          4,797,733

Commitments and Contingencies                                           -

Stockholders' equity:
    Preferred stock, $0.0001 par value; 800,000,000 shares
     authorized; 9,934 shares issued and outstanding                     1
    Convertible series B preferred stock, .0001 par value;
     2,000,000 shares authorized, 585,730 shares
     issued and outstanding                                             58
    Common stock, $0.0001 par value; 30,000,000,000 shares
     authorized; 5,221,091 shares issued and outstanding        12,235,836
    Additional paid in capital                                  38,506,975
    Accumulated deficit                                        (55,389,522)
                                                               -----------
      Total stockholders' equity                                (4,646,652)
                                                               -----------
      Total liabilities and stockholders' equity               $   151,081
                                                               ===========
See accompanying notes.


               RAVEN MOON ENTERTAINMENT, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                            Three Months Ended        Nine Months Ended
                           Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                              2007        2006         2007        2006
                           --------    --------      -------     -------
Revenue:
  Service income        $   204,000  $   201,000   $   700,000 $   263,500
  Sales of plush toys         3,190        1,299         9,388       2,855
                        -----------  -----------   -----------  ----------
  Total Revenue             207,190      202,299       709,388     266,355
Cost of Sales                 1,595          875         4,693       1,341
                        -----------  -----------   ----------- -----------
  Gross profit              205,595      201,424       704,695     265,014

Expenses:
  Consulting fees         2,557,214      393,214     6,962,539     882,421
  Production costs          838,043    1,035,468     3,014,505   4,003,527
  Interest                       -         1,500            -        4,505
  General & admin.          394,842    1,202,597     1,224,807   2,902,405
                        -----------  -----------   ----------- -----------
  Total operating
    expenses              3,790,099    2,632,779    11,201,851   7,792,858
                        -----------  ------------  ----------- -----------
oss from operations      (3,584,504)  (2,431,355)  (10,497,156) (7,527,844)
                        -----------  -----------   ----------- -----------
Other income:
  Bad debt recovery              -            -             -      62,500
  Interest                       -            -             -         785
  Processing and other          145        2,854         1,088     16,817
  Royalties                   5,178           -          5,178         -
  Debt forgiveness        3,026,800           -      3,026,800         -
                        -----------  -----------   -----------  ----------
   Net loss             $(  552,381) $(2,428,501)  $(7,464,090)$(7,447,742)
                        ===========  ===========   =========== ===========

 Basic and diluted
  income (loss) per
   share:
  Income (loss) from
   operations          $     (0.10) $(2,428,501)  $    (5.17) $(7,447,742)
                       ------------ -----------   -----------   ----------
         Net loss      $     (0.10) $(2,428,501)  $    (5.17) $(7,447,742)
                       ============ ===========   =========== ===========

See accompanying notes.



                   RAVEN MOON ENTERTAINMENT, INC.
       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                 Sept. 30,   Sept. 30,  Sept. 30,   Sept. 30,
                                   2007      2006         2007        2006
                                 --------  --------     --------    --------
Cash flows from operating
 activities:
  Net (loss)               $(  552,381) $(2,428,501) $(7,464,090) $(7,447,742)
  Adjustments to reconcile
  net loss) to net cash
  (used) generated in
  operating activities:
    Non-cash expense for
     discounted warrants             -       628,091         3,035   1,272,468
    Debt forgiveness from
      third party            (3,026,800)          -     (3,026,800)         -
 (Increase) decrease in
   assets and liabilities
   Inventory                      1,595          953         4,694       1,226
   Receivables from third
     parties                         -            -          3,377         880
   Accrued wages & salaries
     to officers                347,583       57,273     1,060,516     783,731
   Accrued interest to
     officers and related
     parties                         -         1,500           -         4,500
   Advances from related
    parties                          -            -        (20,000)         -
   Shares issued for
    expenses to third
    parties                     228,573       67,445     2,274,166   2,791,786
   Shares issued for
    expenses to related
    parties                   2,865,805           -      7,127,317          -
   Other assets and
    liabilities                  18,375       29,268        77,103     (33,233)
                             -----------  -----------  ----------- -----------
   Net cash provided by
   (used in) operating
   activities                (  117,250)  (1,643,971)       39,318  (2,626,384)
                             -----------  -----------  ----------- ------------

Cash flows from investing
 activities:
  Purchases of equipment             -            -            -            -
                             -----------  -----------  ----------- ------------
  Net cash used in
     investing activities            -            -            -            -
                             -----------  -----------  ----------- ------------

Cash flows from financing
 activities:
  Proceeds from advances made
     by third parties                 -            -            -        75,009
  Proceeds from advances made
     by related parties               -            -            -       382,640
  Proceeds from exercise of
   warrants                       30,000    1,698,483       80,000    2,274,110
  Proceeds from loans from
   officers                       55,000           -       140,000           -
  Note payable repayment         (18,569)          -      (273,569)      (3,250)
  Proceeds from preferred
    conversion                        -         2,853           -             6
                              -----------  -----------  ----------- -----------
  Net cash provided by (used
   in) financing activities       66,431    1,701,336     ( 53,569)   2,728,515
                              -----------  -----------  ----------- -----------
Net increase (decrease) in
  cash                           (50,819)      57,365     ( 14,251)     102,131

Cash beginning of period          73,892      121,055       37,324       76,289
                              ------------  -----------  ----------- ----------

Cash end of period            $   23,073   $  178,420   $   23,073  $   178,420
                              ===========  ===========  =========== ===========
See accompanying notes.



                 RAVEN MOON ENTERTAINMENT, INC.
  CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY (Unaudited)
               For the Three Months Ended Sept. 30, 2007


                                       Series B
                   Preferred Stock  Preferred Stock     Common Stock
                   Shares  Amount   Shares  Amount    Shares       Amount
                   ------- ------  -------- -------  --------    ---------
Balances at
  June 30, 2007     9,934    $1     580,250   $58        1,471 $10,147,988

Preferred stock
  converted by
  third party          -      -          -      -       61,130      24,452

Preferred stock
  converted by
  related party        -      -          -     -       337,500     135,000

Shares issued for
  expenses to
  third parties        -      -          -      -      124,688      49,875

Shares issued for
  expenses to
  related parties      -      -          -      -      815,758     326,303

Warrants exercised
  By related parties   -      -          -      -           75          30

Replacement shares     -      -          -      -    3,880,471   1,552,188

Net loss               -      -          -      -           -           -
                    -----    --     -------   ---  ----------- -----------

Balances at
  Sept.30, 2007     9,934    $1     580,250   $58    5,221,091 $12,235,836
                    =====    ==     =======   ===  =========== ===========


                       Additional                   Total
                         Paid-In    Accumulated  Stockholders
                         Capital      Deficit       Equity
                       ----------- ------------  ------------
Balances at
  June 30, 2007       $37,470,445 $(54,837,141) $(7,218,649)

Preferred stock
  converted by
  third party             (24,452)          -            -

Preferred stock
  converted by
  related party          (135,000)          -            -

Shares issued for
  expenses to
  third parties            178,698           -       228,573

Shares issued for
  expenses to
  related parties        2,539,502           -     2,865,805

Warrants exercised
  By related parties        29,970           -        30,000

Replacement shares      (1,552,188)          -            -

Net loss                        -      (552,381)    (552,381)
                       ----------- ------------  ------------

Balances at
  Sept.30, 2007        $38,506,975 $(55,389,522) $(4,646,652)
                       =========== ============= ============

See accompanying notes.



                  RAVEN MOON ENTERTAINMENT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            September 30, 2007 and 2006 (unaudited)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of Management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the Company's 2006 Annual Report on Form 10-KSB. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiaries JB Toys, LLC, Raven Animation, Inc., and Flaw-Less Designs, LLC (the "Company"). JB Toys, LLC will cease to exist on December 5, 2012. Inter-company transactions and balances have been eliminated in consolidation.

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

STOCK BASED COMPENSATION - The Company accounts for stock options issued to employees under Statement of Financial Accounting Standards 148 ("SFAS 148"), wherein such options are valued based upon the Black-Scholes option pricing model. The Company adopted SFAS 148 as of January 1, 2006.

CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

NET LOSS PER SHARE - Primary earnings per share computations are based on the weighted average number of shares outstanding during the period. On October 19, 2004, the Board of Directors amended the Articles of Incorporation to give full voting rights to all preferred shareholders. The weighted average number of shares outstanding was 5,220,345 and zero (0) on a split-adjusted basis for the nine-months ended September 30, 2007 and 2006, respectively.

INCOME TAXES - The Company has incurred approximately $55 million of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

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

STOCK SPLITS - The Company has adopted the following stock splits during the period January 1, 2006, to date. All applicable share and per share data in these consolidated financial statements have been restated to give effect to these stock splits.
a. Adopted a 5 to 1 forward stock split effective January 30, 2006.
b. Adopted a 75 to 1 reverse stock split effective February 17, 2006.
c. Adopted a 20 to 1 reverse stock split effective July 17, 2006.
d. Adopted a 200 to 1 reverse stock split effective September 20, 2006.
e. Adopted a 2000 to 1 reverse stock split effective December 15, 2006.
f. Adopted a 4000 to 1 reverse stock split effective March 8, 2007.
g. Adopted a 4000 to 1 reverse stock split effective July 9, 2007.
h. Adopted a 4000 to 1 reverse stock split effective October 9, 2007.

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

There are two types of Class B units:

	1. The cash investments for Class B members of LLC are non interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of September 30, 2007.

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

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the nine-months ended
September 30, 2007 and 2006:

            Nine Months       Nine Months
               Ended             Ended
           September 30,     September 30,
               2007               2006
           -------------     -------------
            $8,511,152         $3,595,316

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $18,000 as an advance on future royalties for each of the nine month periods ended September 30, 2007 and 2006. The advance on future royalties to related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $6,780 for each of the nine-month periods ended September 30, 2007 and 2006. This reimbursement is included in the general and administrative expenses.

During the nine months ended September 30, 2007 and 2006, Gina
Mouery was granted 563,715 and zero shares (on a split-adjusted basis) of common stock, respectively, for talent fees. The fair value of these shares of common stock was $2,456,639 and $2,154,241, respectively.

On August 9, 2005, the Company entered into an agreement with David Mouery (the son-in-law of Joseph DiFrancesco, Chairman of the Board) to provide legal services for three years. He is to be paid a retainer of $10,000 per month. If payment is made in S-8 stock it will be at a 25% discount of the bid price on the day the stock is issued.

During the nine months ended September 30, 2007, David Mouery was granted 32,253 of shares (on a split-adjusted basis) of common stock for legal services. The fair value of these common stock shares was $330,836.

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

Joseph and Bernadette DiFrancesco were granted 528,363 and zero shares (on a split adjusted basis) of common stock during the nine month periods ended September 30, 2007 and 2006, respectively. The fair value of these shares was $3,339,838 and $355,429, respectively. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The outside Board of Directors were granted 194,539 and zero (on a split adjusted basis) of common stock during the nine month periods ended September 30, 2007 and 2006, respectively. The fair value of these shares was $1,052,017 and $154,115 for the nine month periods ended September 30, 2007 and 2006, respectively. The fair value of the common stock granted and director fees paid were charged to consulting fees for the nine months ended September 30, 2007 and 2006, respectively.

During the nine month periods ended September 30, 2007 and 2006, respectively, loans from officers, directors, senior management and related parties are summarized as follows:

                                 2007          2006
                                ------        ------
Balance at beginning of year  $ 20,000       $ 20,000
Increase in loans               65,000             -
Payments on loans               30,000             -
                              --------       --------
Balance at end of period      $ 55,000       $ 20,000
                              ========       ========

On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each songwriter to receive 2,500,000 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the nine month period ended September 30, 2006, the Company paid
$60,200 in fees to 2221 Music. The payments were charged to general and administrative expenses because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the nine month periods ended September 30, 2007 and 2006, respectively:
				    2007	    2006
				-------------	------------
Beginning balance		$ 1,858,406	$ 1,718,823
Accrued for administrative
  salary	                    793,332         484,809
Accrued production fee		    562,500	    705,175
Payments to Officers               (295,316)       (350,593)
				------------	------------
Ending balance			$ 2,918,922	$ 2,558,214
				============	============

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

In addition, the officers of the Company are to receive a "Founders" royalty of 10% Gross for any entertainment revenue received by the Company for any entertainment project developed and or produced by the Company during the term of this agreement. This royalty will be paid between November 16th and December 31st in perpetuity.

2. During February 2007, the Company entered into a twelve month contract for advertising services and issued 2,500,000,000 shares of common stock to fulfill its obligation in whole. The fair value of the stock was $162,500 at date of issuance and $98,854 was expensed during the nine months ended September 30, 2007. The total cost of that contract will be amortized on a straight line basis over the term of the agreement. The contract is subject to various conditions and relates to restricted shares of stock.

3. On March 7, 2007 the Company amended its Production Financing agreement with MG Studios. This amendment called for MG Studios to be provided $2,720,000 in financing for the production of 13 one half hour episodes of "Gina D's Kids Club," $2,400,000 for the production of twelve (12) new episodes of "Sing Along With Gina D." and $1,200,000 for other production costs. The total amended financing is for $6,320,000. The term of the agreement is for five (5) years and/or can be extended by mutual consent. The amount due to MG Studios at July 31, 2007 was $3,046,800.

On August 1, 2007, the Company entered into an agreement with Gina D., Inc. ("GDI") regarding the assumption of the Company's debt to MG Studios. GDI will assume, without recourse, the debt owed to MG Studios by Raven Moon Entertainment. In consideration of this debt assumption, Raven Moon will pay GDI a ten percent (10%) royalty payment of all future gross revenues derived from Raven Moon's exploitation of Gina D's programs, music and products. This agreement is valid for ten years, and shall expire on July 31, 2017.

4. On August 2, 2007 the Company amended its Services Agreement with Gina D. Inc. This amendment calls for the Company to receive
$1,080,000 in service revenue annually for the years 2007 and 2008.

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

Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount.
The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 per share, expired May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing price exceeds $.20 per share for at least thirty days ending on the third day prior to the mailing of the notice. As of September 30, 2007 the Company has sold $5,852,500 of the private placement offerings.

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

On August 17, 2006 the Board of Directors approved a 10-for-1 common stock warrant to be granted to every shareholder of record on September 1, 2006. Each shareholder of record on that date received one warrant for each share of common stock owned as of that date. The warrant allowed the shareholder to purchase 10 shares of restricted common stock for each warrant owned. The warrant was exercisable at a 50% discount of the closing bid price on the day the warrants were exercised. The period for exercising warrants began September 15, 2006 and was originally scheduled to expire on October 31, 2006. The expiration date was extended to December 1, 2006. Common shares purchased as a result of exercising these warrants will be restricted for one year and will be exempt from any reverse split that may occur in the twelve (12) months following the date on the new restricted share certificates. The Company recognized $3,035 of expense in the period ended
March 31, 2007 for the value of the discounted purchase price.
None of these expenses were incurred by related parties.

Note 11 -SUBSEQUENT EVENT

Reverse Stock Split - On August 16, 2007 the Board of Directors approved a one for 4,000 reverse stock split with an effective date of October 9, 2007.

Stock issuance - The following is a schedule of common stock issued after September 30, 2007:
Issued for expenses to related parties          102,874,029
Issued for expenses to third parties            124,535,419

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

The Company recently announced that it is producing "Gina D's Preschool Musical", an eight hour television mini series and DVD box collection for preschool children on the heel's of Disney's "High School Musical" for high school kids. Right behind the mini series, the Company is writing and will produce "Gina D's Preschool Musical: The Movie," a combination live action and animated theatrical feature film for preschoolers.

The Company has also recently announced the completion of 13 new episodes of "Sing Along With Gina D." Combined with the 31 completed episodes of the "Gina D Kids Club" the Company now has 44 television episodes and 44 DVD titles available for distribution. The production of "Gina D's Kids Club" has resulted in a music library of over 350 original songs, and a cast of characters which are suitable for licensing and merchandising opportunities. The Company's future revenue stream is dependant on its worldwide television exposure of both the "Gina D's Kids Club" and the Company's ability to sell DVD's, music CD's and other merchandise from the programs in the marketplace.

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

In addition to "Gina D's Kids Club", Raven Moon has begun developing a movie called "Gina D & The Transistor Sisters In Search of the Golden Record" and has launched "Gina D's Reading Across America Program" Live. The Company has already produced a "Mr. Bicycle Man" Public Service Announcement and a trailer for the "BoBo Tales" and "TED TV" television series.

The "Gina D's Kids Club" began airing on television once a week in September 2004, through the efforts of our syndicator Role Entertainment.
In order to maximize our airtime exposure to five days like programs such as "Sesame Street," "Arthur" and "Barney", we decided to move the program to PBS public television stations. The Company signed a 27 month agreement with WPBT-PBS, Miami to be our presenting station through American Public Television ("APT"), so that we can get our programs on public television stations beginning with a June 2006 launch date. The Company had to produce an additional 16 half hour episodes at an approximate cost of $4,000,000. Six (6) of those programs planned for delivery to public television stations in June 2006 were produced in February 2006. It is an assumption that as part of our business plan, the completion of a total of 40 episodes and saturated visibility on worldwide television exposure could create multiple revenue streams which includes worldwide licensing and merchandising opportunities for DVD's, CD's, and toys that have been inspired by the show. Of course, the programs will need to be accepted by the viewers, the licensees and the retailers. Parents told us that they wanted better programming for their children, and we are committed to our goal of providing the very best in family values children's entertainment.

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

In 2002, Raven Moon Entertainment, Inc, formed a subsidiary named Raven Moon Home Video Products, LLC, which was spun-off into a separate corporation known as Clubhouse Videos, Inc. in 2003. In exchange, Raven Moon Entertainment, Inc. received a small minority stock interest in Clubhouse Videos, Inc. which was distributed to its shareholders and was to initially be paid $1,000,000 and a royalty from DVD sales from the first three GINA D'S KIDS CLUB(R) episodes. To date, Clubhouse Videos has not paid anything to Raven Moon Entertainment, Inc. and therefore forfeited its rights to the DVD's which reverted back to Raven Moon Entertainment, Inc.

Results of Operations for the Nine months ended Sept. 30, 2007 and 2006
------------------------------------------------------ -----------------

Revenue
-------

Revenues are generated from the sale of services, rights, licenses, and toys inspired by the children entertainment productions of Raven Moon Entertainment.

Total revenues for the nine months ended September 30, 2007 and 2006 were $700,000 and $263,500, respectively, an increase of $436,500. The
Company has begun to generate revenue from the sale of client services, which amounted to $204,000 during the quarter ended September 30, 2007.
The Company is also experiencing increased sales of toys and musical products, the result of its production efforts over the last several years.

Cost of Goods Sold
------------------

Cost of goods sold for the nine months ended September 30, 2007 and 2006 were $4,693 and $1,341, respectively.

Expenses
--------

Total operating expenses for the nine months ended September 30, 2007 and 2006 were $11,201,851 and $7,792,858, respectively, a significant increase of $3,408,993. The Company expects that operating expenses will decrease as production has been completed on most projects. Accordingly, significantly fewer shares of common stock should be issued for services during the upcoming quarters. The Company anticipates issuing fewer shares in 2008 than 2007 unless it begins other production activities.

Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Net Loss
---------

For the nine months ended September 30, 2007, the Company recorded a net loss of $7,464,090 as compared to a net loss of $7,447,742 for the nine months ended September 30, 2006.

Income Taxes
------------

As a result of the losses recorded in prior years, no provision was made for income taxes for the current interim period.

Liquidity
---------

At September 30, 2007, the Company had $23,073 of cash on hand, as compared to $37,324 in cash on hand at December 31, 2006.

The Company has total assets and liabilities of $151,081 and $4,797,733, respectively, at September 30, 2007. Since December 31, 2006, assets have increased $35,999 and liabilities have decreased $2,140,614, respectively.

For the nine months ended September 30, 2007 cash generated by operations was $39,318. For the nine months ended September 30, 2006 cash used by operations was $2,626,384.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109. FIN 48 establishes the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN 48 which becomes effective for the fiscal year beginning after December 15, 2006.

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

Part II --OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

On August 16, 2007 the holders of majority of the outstanding common stock of the Company, approved a 4000 to 1 reverse stock split of the Company's Common Stock to be effective October 9, 2007. The stock split did not change the number of authorized shares of common stock of the Company.

Item 5.  Other Information
None.

Item 6.  Exhibits

(a)  Exhibits and Index of Exhibits
31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32. Section 1350 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)  Reports on Form 8-K.
     No reports were filed on Form 8-K for the period ended
      September 30, 2007.


                          SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				RAVEN MOON ENTERTAINMENT, INC.
				------------------------------
				(Registrant)

Date:  November 19, 2007	By: /s/ Joseph DiFrancesco
				---------------------------
				Joseph DiFrancesco, President


							EXHIBIT 31

                     CERTIFICATION PURSUANT TO RULE 13a
                        14(a)/15D-14(a) and SECTION
                       302 OF THE SARBANES OXLEY ACT

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

Dated: November 19, 2007	/s/ Joseph DiFrancesco
				-----------------------
				Joey DiFrancesco, President,
				Chief Executive Officer and
				Principal Financial Officer