Form 10KSB
period 2007-12-31
RAVEN MOON ENTERTAINMENT INC
filed 2008-04-18
CIK 1058056

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

         _____For the fiscal year ended: December 31, 2007


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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of March 31, 2008 was approximately $1,938,659 based on the $0.0001 per share closing price of the Common Stock on the Over The Counter Bulletin Board composite transactions tape. The number of shares of Common Stock outstanding as of that date was approximately 19,386,585,664.



                      TABLE OF CONTENTS

                           Part I
Item 1   Description of Business
Item 2   Properties
Item 3   Legal Proceedings
Item 4   Submission of Matters to a Vote of Security Holders

                          Part II
Item 5   Market for Company's Common Equity and Related Stockholder
          Matters
Item 6   Management Discussion and Analysis
Item 7   Financial Statements
         Independent Auditors Consent
	 Balance Sheets
	 Statement of Operations
	 Statement of Cash Flows
	 Statement of Deficit In Stockholders' Equity
	 Notes to Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                         Part III
Item 9 Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10  Executive Compensation
Item 11  Security Ownership of Certain Beneficial Owners and Management
Item 12  Certain Relations and Related Transactions
Item 13  Exhibits and Reports on Form 8-K
Item 14  Principal Accountant Fees and Services



FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-KSB are "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                              PART I

Item 1.	Description of Business.

General

The primary business focus of Raven Moon Entertainment, Inc. (the
"Company" or "Raven Moon") is the development and production of family G-Rated children's television programs and animated movies, DVD's, CD music products, music publishing and talent management.

The Company has completed 44 television episodes and 44 DVD titles of the "Gina D Kids Club" all of which are available for distribution. The production of "Gina D's Kids Club" has resulted in a music library of over 350 original songs, and a cast of characters which are suitable for licensing and merchandising opportunities. The Company's future revenue stream is dependant on its worldwide television exposure of both the "Gina D's Kids Club" and the Company's ability to sell DVD's, music CD's and other merchandise from the programs in the marketplace.

It was an assumption that as part of the Company's business plan, the completion of a total of 44 episodes and saturated visibility on worldwide television exposure could create multiple revenue streams which includes worldwide licensing and merchandising opportunities for DVD's, CD's, and toys that have been inspired by the show. Of course, the programs will need to be accepted by the viewers, the licensees and the retailers. Parents stated that they wanted better programming for their children, and the Company remains committed to the goal of providing the very best in family values children's entertainment.

In 2002, the Company created a wholly owned subsidiary called JB Toys, LLC which controls the exclusive licensing and merchandising rights to the following product lines for a period of ten years: The "Cuddle Bug", "The Christmas Cuddle Bug", "The Cuddle Bug Cousins", "The Birthday
Cuddle Bugs", "The BoBo Blocks", and "Mr. Bicycle Man". Raven Moon continues to receive 15% of gross profits received by JB Toys, LLC for ten years. Because the Company recently signed a television distribution contract with DLT Entertainment, LLC (a major company located in New York, Los Angeles and London) for a new show called "BoBo Tales", the contract for the BoBo Blocks was recently renewed for an additional ten years with Tri-Color Entertainment, Inc. and JB Toys, LLC.

The "Gina D's Kids Club" began airing on television once a week in September 2004, through the efforts of syndicator Role Entertainment.
In order to maximize the Company's airtime exposure to five days, like programs such as "Sesame Street", "Arthur" and "Barney", we decided to move the program to PBS public television stations. The Company has signed a 27 month agreement with WPBT-PBS, Miami to be the presenting station through American Public Television ("APT"), so that the programs could be broadcast on public television stations beginning in June 2006. As part of that agreement, the Company had to produce an additional 16 half-hour episodes at an approximate cost of $4,000,000.

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

Raven Moon's GINA D programs and public service announcements (PSA's) have increased its TV coverage 800% since the 1st quarter of 2007 with eight (8) cable networks, PBS stations and 135 U.S. and international markets, representing carriage in over 95% of the world. The programs and PSA's can be seen on the:
  AMG-TV Network,
  The World Harvest Television Network (WHT),
  The Trinity Broadcasting Network (TBN),
  The Smile of a Child Network,
  The Inspirational iLifetv Television Network,
  The Victory Television Network (VTN),
  The Christian Television Network (CTN),
  Public Broadcasting Stations (PBS),
  ABC, CBS, NBC,
  DirecTV stations throughout the U.S.,
  Israel on METV, and
  The Far East on FETV.

"GINA D'S KIDS CLUB" program segments have also been featured on the E-Entertainment Network's "The Soup" and on ABC's Jimmy Kimmel Show. Program segments and PSA's have also been featured on WNED-PBS's THINK BRIGHT Network covering, all PBS stations in New York State, WPBT-PBS's worldwide uVu network, www.youtube.com and www.godtube.com.
For stations and times go to www.ginadskidsclub.com.

In addition to "Gina D's Kids Club", Raven Moon's licensee Gina D's Kids Club, Inc. has begun developing a movie called "Gina D & The Transistor Sisters In Search of the Golden Record." The Company has already produced a "Mr. Bicycle Man" and a "Let's Get Fit" Public Service
Announcement.

On March 8, 2008 the Company announced that due to its tremendous television broadcast growth over the past year, it had licensed its television and DVD library and all related properties to GINA D's KIDS CLUB, INC. In exchange for the license, the Company will receive a significant 20% gross royalty of any revenues received by GINA D'S KIDS CLUB, INC. in perpetuity with a $10 million guarantee to be paid in the first three years of the agreement. If the $10 million minimum payment is not made within the three year timeframe, all rights under the license will revert back to the Company.

On March 11, 2008 the Company announced that that GINA D'S KIDS CLUB, INC. had signed a worldwide distribution deal with Sullivan Entertainment in Toronto, Canada. Sullivan Entertainment is best known for their classic hits including: "Anne of Green Gables", "Mozart's Magic Flute" and
"Road to Avonlea." Sullivan Entertainment has been in business over thirty years and has worked with an impressive array of talented actors including: Academy Award Winner Diane Wiest, Golden Globe Winner Faye Dunaway, Emmy Award Winners Christopher Lloyd, Colleen Dewhurst and Peter Coyote.

During March 2008, GINA D's KIDS CLUB, Inc. had finished the production phase of a new 90-minute feature length made for television movie and DVD called "Gina D'S Pre-School Musical The Movie" which is narrated by Casey Kasem and was produced on the heels of Disney's highly successful High School Musical.

On April 2, 2008 the Company announced that it in an effort to restructure the Company without undergoing a reverse split, it has reduced the total number of common outstanding by approximately nine (9) billion shares, or approximately 53% of the outstanding shares on that date. The nine (9) billion shares were purchased in 2006 by the Company's founders by exercising warrants at a cost of $200,000 and will be retired to the
treasury without any remuneration to the founders.   In addition the
Company also announced that accrued compensation of $3 million will also be forgiven by the founders. The accrued compensation is for services performed prior to January 1, 2008.

On April 3, 2008 the Company announced that its licensee MADE IN AMERICA ENTERTAINMENT, LLC (dba YOUNG AMERICA MUSIC USA.COM) had signed "Radio Icon" Casey Kasem to record a new spoken word music CD. The recording called "Young America narrated by Casey Kasem and featuring Gina D" was written and produced by executive producers Joey and Bernadette DiFrancesco with additional lyrics by Lorre Crimi and Frank Akrey and is part of a twelve (12) song collection. The music from this 12 song CD collection will be sold beginning April 14, 2008 on www.YoungAmericaMusicUSA.com.

Casey Kasem is best known for his "American Top 40" countdown radio programs which have spanned the generations from the 1970's and beyond with rerun programs currently airing on XM Satellite Radio. Mr. Kasem, an actor and voice talent, was also the "voice of NBC", the voice of "Shaggy" in the "Scooby-Doo" television series and movie, many voices on Sesame Street, and voices on "The Transformers" cartoon series and other movies and television appearances throughout his illustrious career.

Competitive Business Conditions

The main competition in our industry comes from the major studios, such as Disney and Universal Studios that produce a large percentage of children's programming plus producers of such shows as "Barney," "Sesame Street," and the "Muppets." The next level of competition is from other independent production companies. To be competitive, we must produce high quality creative productions and must develop the reputation and contacts to meet with the principal players in this industry. As we obtain more distributors, we expect that they will provide the support necessary to enable us to compete in this marketplace.

Beginning 2008, the Company intends to follow the changing industry trend set by iTUNES that topped WAL-MART, BEST BUY and TARGET in music sales as reported in the Los Angeles Times on April 4, 2008. The new sales operation will set-up downloads with iTUNES, RHAPSODY, MY SPACE, AMAZON MP3 and other companies to create revenues from music, DVD's and movie downloads from the Company's asset library of 350 songs, 44 award winning DVD's and feature movies with no production, manufacturing, or warehousing expenses.

Creative Talent

We have been able to obtain the talent necessary to develop and produce this programming, including actors, set designers and builders, television production crews, scriptwriters, and musicians, from sub-contractors available in the metropolitan Orlando, Florida area, many of whom presently develop and produce materials and productions for Disney and Universal Studios.

Joey and Bernadette DiFrancesco, the Company's principal creative talent, have spent a substantial time developing these properties and products during the last three fiscal years. They are in charge of the production of the product on an ongoing basis.

"GINA D'S KIDS CLUB" programs and DVD's have won a:
  2005 Telly Award,
  2005 Kids First! Award,
  Communicator Award, and
  Crystal Award for Excellence in Creativity, Special Effects and Animation.

The show has also been approved by Kids First!, the Coalition for Quality Children's Media and in 2007 the entire series of television DVD's have been awarded the DOVE FOUNDATION FAMILY SEAL OF APPROVAL.

Finally, the "SAFETY, HEALTH AND FITNESS" television DVD has just been awarded the 2007 Greatest Products Award from iParenting Media (which is Disney owned).

Intellectual Property

We have determined to focus our primary efforts on audio and video production for television and Family Values Videos and more specifically on the present development of the "Gina D's Kids Club" children's videos. On April 11, 2001, we acquired from Joseph and Bernadette DiFrancesco a one (1) year option for the rights to the program "Gina D's Kids Club," the cartoon characters "TV Ted", "Baby and the Transistor Sisters" and other characters from the show including: "Simon," "Fishy," "Kitty," "Hammy," "Miss Muffin," and the music publishing rights to songs written by Mr. and Mrs. DiFrancesco, in exchange for one (1) split-adjusted share of our common stock at par value.

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

Marketing and Distribution

During November 2007 the Company announced that its "Sing Along With Gina D" music CD had been accepted by media giant ITUNES for distribution and a three (3) year agreement signed. Under the Agreement, ITUNES may promote, market and distribute the Company's music and any music video for three (3) years, subject to typical terms and conditions. ITUNES, owned by Apple Computer, is considered by many as the premier music distribution medium and has distributed over 2.5 billion songs making it the most popular online music store. The Company believes this association could result in substantial revenues over a period of time as sales are generated through ITUNES.

On March 11, 2008 the Company announced that that its licensee
GINA D'S KIDS CLUB, INC. who recently obtained all of the worldwide licensing rights to market, promote and sell the GINA D'S KIDS CLUB, television asset library of 44 half-hour episodes, had signed a worldwide distribution deal with Sullivan Entertainment in Toronto, Canada.

Customers

The Company is not dependant on a few major customers because every television station in the country is involved in filling its production day and is constantly seeking quality program material to enable it to meet that demand.

Personnel

We currently have two full-time employees and no part-time employees. We have no plan to hire any additional employees in the immediate future. We expect to meet our additional personnel needs through the hiring of independent contractors. The Company relies heavily on the use of outside consulting services. The source of independent contractors is readily available in Central Florida from many different sources including the talent pool of professionals who have worked with companies such as Disney/MGM, Universal Studios and Nickelodeon.

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

We have experienced operating losses in prior years.
----------------------------------------------------

For the year ended December 31, 2007, our gross revenues increased to $1,035,424 from $6,637 in the 2006 year resulting in a net loss of $7,504,905 for the 2007 operating year as compared with a net loss of $12,346,259 for the 2006 operating year.

We have limited marketing and sales capabilities.
-------------------------------------------------

Our future success depends, to a great extent, on our ability to successfully market our products to television syndications and TV stations. We currently have limited sales and marketing capabilities. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant sales.

Our industry is intensely competitive, which may adversely affect our operations and financial results.
----------------------------------------------------------------------

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

Our stock price is volatile and could be further affected by events not within our control.
--------------------------------------------------------------------

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

The liquidity of our stock is severely reduced because we are classified as a "penny stock."
--------------------------------------------------------------

The Securities and Exchange Commission (SEC) has adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share. Our securities are subject to the existing rules on penny stocks and, accordingly, the market liquidity for our securities could be severely adversely affected. For any transaction involving a penny stock, unless exempt, the rules require substantial additional disclosure obligations and sales practice obligations on broker-dealers where the sale is to persons other than established customers and accredited investors (generally, those persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker dealer must make a special suitability determination for the purchase of the common stock and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and accordingly the market for our common stock.

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


Item 2.	Description of Properties

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

On April 7, 2006, we received a demand from John G. Pierce, as
Trustee, for a payment of $137,752.62 as a satisfaction of the principle amount plus interest on certain promissory notes, issued by the Company. The Company has settled this dispute and recorded a $90,000 settlement liability at December 31, 2006 that was satisfied in part by the issuance of the Company's common stock during 2007. At December 31, 2007 the remaining liability was $6,148.

During August 2007, the Company entered into a securities agreement with an investor holding two (2) billion shares of the Company's common stock. The agreement provides for minimum payments to be realized by the investor either through the sale of stock or as stock repurchases by the Company. At this date, the agreement is in default and the parties are renegotiating its terms. However, there can be no assurance that the renegotiation will be successful and if not successful, litigation against the Company is likely. The Company has elected to record as a liability the $465,000 balance of the agreement due to the investor at December 31, 2007.

Item 4.	Submission Of Matters To A Vote Of Security Holders

On March 1, 2005, the stockholders voted to amend Raven Moon's Certificate of Incorporation to increase the authorized common shares from 400 million to 20 billion shares. The additional shares were made available to conduct a variety of corporate transactions, such as public offerings, private placements, employee and consultant compensation plans.

On July 1, 2005, the stockholders voted to amend Raven Moon's
Certificate of Incorporation to increasing the authorized number of the shares of Common Stock to 100 million after affecting a 1 for 1,000 share reverse stock split.

As a result of the 1 for 1000 reverse split, the existing total authorized shares did not cover the contractual obligations of the Company. Therefore, on August 8, 2005, the stockholders voted to amend Raven Moon's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company to 5 billion shares.

On October 25, 2005, the stockholders voted to amend Raven Moon's Certificate of Incorporation, increasing the number of authorized shares of Common Stock of the Company to 20 billion shares. The Company needed the additional shares of Common Stock to accommodate the conversions of outstanding preferred shares and the exercise of warrants.

On May 5, 2006, the stockholders voted to amend Raven Moon's Certificate of Incorporation, increasing the number of authorized shares of Common Stock of the Company to 30 billion shares. Once again, the Company needed the additional shares of Common Stock to accommodate the conversions of outstanding preferred shares and the exercise of warrants.

                                PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder
          Matters

Our common stock began trading on the NASDAQ over-the-counter bulletin board under the symbol "RMOO" on December 1, 2000. The symbol was changed to "RVMO" in 2005, to "RMNE" and "RMEI" during 2006 and to "RVME" and "RVEN" in 2007.

Historical Market Price Data for Common Stock of Raven Moon
Entertainment, Inc.

The following table sets forth the range of high and low bid prices for the common stock for the period beginning January 1, 2006 and ending December 31, 2007, as reported by NASDAQ. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

    Common Stock		High ($)	Low ($)
   -------------                --------        -------
 1st Quarter 2006		$0.0008		$0.0001
 2nd Quarter 2006		$0.0003		$0.0001
 3rd Quarter 2006		$0.0004		$0.0001
 4th Quarter 2006		$0.0007		$0.0001

 1st Quarter 2007		$0.3500		$0.0001
 2nd Quarter 2007		$0.0003		$0.0001
 3rd Quarter 2007		$0.0700		$0.0001
 4th Quarter 2007		$0.0500		$0.0001

Number of Shareholders and Total Outstanding Shares

As of December 31, 2007, approximately 2,662,000 shares of our common stock were outstanding and, as far as we can determine, were held by approximately 449 holders of record.

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

As of December 31, 2007, the Company had 579,730 shares of preferred stock outstanding. Holders of Preferred Stock are entitled to one vote for each share of Common Stock into which the number of shares of Preferred Stock held of record would be convertible on the record date. Holders of Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders and may not cumulate their votes for the election of directors. The shares of Preferred Stock are not entitled to any dividend or distribution in preference to the Common Stock.

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

Results of Operations - ended December 31, 2007 and 2006

Revenue
-------

Revenues are generated from the sale of rights, licenses, and toys inspired by the children entertainment productions of Raven Moon
Entertainment as well as branding and marketing activities performed on behalf of the Company's clients.

Total revenues for the period ending December 31, 2007 and December 31, 2006 were $1,035,424 and $6,637, respectively. The significant increase was due to the Company being able to generate service revenue from its branding and marketing activities from related parties. These activities amounted to $1,020,850 for the year ended December 31, 2007.

The sales of plush toys increase 156% to $14,574 for the year ended December 31, 2007 as compared to $5,675 for the year ended
December 31, 2006. The Company anticipates that this sales increase will continue as the market for the Company's products continue to mature.

Cost of Goods Sold
------------------

Cost of goods sold increased to $7,286 in 2007 from $3,538 in 2006 and consists primarily of the prior cost of manufacturing the "Cuddle Bug" toys from JB Toys, a wholly owned subsidiary of Raven Moon Entertainment as well as the current costs of manufacturing CD's and DVD's. Cost of goods sold for the Company has been consistent at approximately
50% of sales.

Expenses
--------

Expenses for the period ended December 31, 2007 and December 31, 2006 were $11,065,777 and $12,478,640, respectively.

Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full-time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Production costs have decreased 41% over the two year period as the animation projects have been completed. As is consistent with prior years, the significant portion of production activities were financed through the issuance of S8 stock, which has allowed the Company to conserve its limited cash resources for other operating activities.

The Company is currently developing more animation features and expects production activities to increase significantly over the 2008 and 2009 years.

Net Loss
--------

During the period ended December 31, 2007, the Company recorded a net loss of $7,504,905 as compared to a loss $12,346,259 for period ending December 31, 2006, a decrease of 40%. The decrease is primarily attributable to the decrease in production activities as animation projects have been completed.

Income Taxes
------------

As a result of the loss made during the period ended December 31, 2007 no provision was made for income taxes for the period.

Assets and Liabilities
----------------------

At December 31, 2007 the Company had $17,462 in cash and total assets of $102,020; both decreases from cash of $37,324 and total assets of $115,082 at December 31, 2006. However, the Company decreased its total liabilities to $4,377,428 at December 31, 2007 from $6,938,347 at December 31, 2006, a reduction of $2,560,919 or 37%.

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

Item 7. Financial Statements.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Raven Moon Entertainment, Inc.:


We have audited the accompanying consolidated balance sheets of Raven Moon Entertainment, Inc. and subsidiaries (Raven Moon) as of
December 31, 2007 and 2006, and the related consolidated statements of operations, deficit in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Raven Moon's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raven Moon as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

  /s/  RICHARD L. BROWN & COMPANY, P.A.
  -------------------------------------
       RICHARD L. BROWN & COMPANY, P.A.

      Tampa, Florida
      April 16, 2008




                   Part I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                        RAVEN MOON ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 2007 and 2006


                                   ASSETS
                                                      2007          2006
                                                     ------        ------
Current assets:
  Cash and cash equivalents                      $    17,462  $     37,324
  Accounts receivable                                    545            -
  Other receivables                                   16,919         3,377
  Inventory                                           67,094        74,381
                                                  ----------   -----------
    Total assets                                 $   102,020  $    115,082
                                                 ===========  ============


                LIABILITIES & DEFICIT IN STOCKHOLDERS' EQUITY

  Accrued salaries to officers (Note 5)           $  358,406  $    358,406
  Accrued rights to officers (Note 5)              2,250,000     1,500,000
  Notes payable third parties                          6,148        90,000
  Loans from shareholders (Note 5)                   360,000       500,000
  Advances from related parties                      740,373     1,225,641
  Advances from third parties                        197,501     3,046,800
  Loans from officers                                     -         20,000
  Advances from Class B members                           -        197,500
  Settlement due shareholder                         465,000            -
                                                  ----------  ------------
    Total liabilities                              4,377,428     6,938,347

Commitments and Contingencies (Note 6)                    -             -

Stockholders' equity:
  Preferred stock, $0.0001 par value; 800,000,000
   shares authorized; 9,934 shares issued and
   outstanding                                             1             1
  Convertible series B preferred stock, .0001 par
   value; 2,000,000 shares authorized, 579,730
   shares issued and outstanding                          57            63
  Common stock, $0.0001 par value; 30,000,000,000
   shares authorized; 2,661,549 shares issued
   and outstanding                                14,353,156     7,196,567
  Additional paid in capital                      36,801,715    33,905,536
  Accumulated deficit                            (55,430,337)  (47,925,432)
                                                 -----------  ------------
    Total deficit in stockholders' equity        ( 4,275,408)  ( 6,823,265)
                                                 -----------  ------------
    Total liabilities and deficit in
        stockholders' equity                    $    102,020  $    115,082
                                                ============  ============


See notes to Consolidated Financial Statements.




                    RAVEN MOON ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            For the years ended December 31, 2007 and 2006




                                                      2007         2006
                                                     ------       ------
  Revenue:
     Branding & marketing                        $  1,020,850   $        -
        from related parties
     Sales of plush toys                               14,574         5,675
     Sales of commercial time                              -            962
                                                 ------------   -----------
     Total Revenue                                  1,035,424         6,637
      Cost of Sales                                     7,286         3,538
                                                 ------------   -----------
        Gross profit                                1,028,138         3,099

  Expenses:
     Consulting fees                                4,429,952     1,399,612
     Production costs                               4,820,179     8,185,849
     Interest                                              -          2,927
     General & administrative                       1,815,646     2,890,252
                                                 ------------   -----------
        Total operating expenses                   11,065,777    12,478,640
                                                 ------------   -----------
     Net operating loss                           (10,037,639)  (12,475,541)
                                                 ------------    ----------

   Other Income (expenses)
     Debt forgiveness                               3,026,800       127,250
     Interest                                              -            785
     Other                                              5,934         1,247
     Legal settlement                                (500,000)           -
                                                 ------------    ----------
      Net loss                                   $( 7,504,905) $(12,346,259)
                                                 ============  ============

 Basic and diluted loss per share:
  Loss from operations                               $(12.95)       $(0.01)
                                                     -------       -------
         Net loss                                    $(12.95)       $(0.01)
                                                     ========       =======

See notes to Consolidated Financial Statements.




                          RAVEN MOON ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended December 31, 2007 and 2006

                                                   2007         2006
                                                --------     --------
Cash flows from operating activities:
  Net (loss)                                  $( 7,504,905) $(12,346,259)
  Adjustments to reconcile net (loss)
  to net cash (used) generated in
  operating activities:
      Non-cash expense for discounted
         warrants expense-third party                3,035       904,504
      Non-cash expense for discounted
         warrants expense to related party              -        412,343
      Legal settlement                             465,000            -
      Debt forgiveness from third party         (3,046,800)           -
 (Increase) decrease in assets
  and liabilities
      Accounts receivable                             (545)          880
      Other receivables                            (13,542)       (2,877)
      Inventory                                      7,287         1,226
      Interest payable                                  -        (36,000)
      Accrued license rights to officers           750,000       139,583
      Common stock issued to related parties
         for expenses                            7,249,192     2,453,489
      Common stock issued to senior consultants
         for expenses                            2,554,769     1,614,491
                                               -----------   -----------
      Net cash provided by (used) in
      operating activities                         463,491    (6,858,620)
                                               -----------   -----------

Cash flows from financing activities:
  Proceeds from sale of convertible
     preferred stock                                    -         174,155
  Proceeds from sale of convertible
      preferred stock to related party                  -         230,855
  Proceeds from exercise of options                     -              -
  Proceeds from exercise of options
      by related parties                                -              -
  Proceeds from exercise of warrants                45,000      1,126,439
  Proceeds from exercise of warrants
      by related parties                           180,000        296,583
  Proceeds from advances from third parties             -       2,783,490
  Repayment of advances from related parties      (485,268)       987,641
  Proceeds of notes payable to third parties            -          30,000
  Repayment of notes payable to officers
      and affiliated companies                    (139,232)       438,000
  Repayment of notes payable to third party        (83,853)       752,492
                                               -----------    ----------
      Net cash provided by (used in)
        financing activities                      (483,353)    6,819,655
                                               -----------    -----------
Net increase (decrease) in cash                    (19,862)      (38,965)
Cash beginning of period                            37,324        76,289
                                               ------------   -----------

Cash end of period                             $    17,462    $   37,324
                                               ============   ===========


See notes to Consolidated Financial Statements.






                    RAVEN MOON ENTERTAINMENT, INC.
       CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY
                Years Ended December 31, 2007 and 2006


                                       Series B
                   Preferred Stock  Preferred Stock     Common Stock
                   Shares Amount    Shares  Amount    Shares       Amount
                   -------------    ------  -------  --------    ---------
Balances at
December 31, 2005   9,934    $1     490,750   $49             -  $   11,240

Private placement      -      -      12,500     6             -          -

Private placement
purchased by
related party          -      -      82,000     8             -          -

Preferred stock
 converted             -      -          -      -             -     846,327

Preferred stock
 converted by
 related party         -      -          -      -             -     289,856

Warrant exercise       -      -          -      -             -   1,098,118

Warrant exercise
  by related party     -      -          -      -             -     900,812

Shares issued for
  expenses             -      -          -      -             -   1,073,591

Shares issued for
  expenses to
  related parties      -      -          -      -             -   1,581,740

Debt conversion        -      -          -      -             -       2,500

Cancelled shares       -      -          -      -             -    (375,000)

Exempt issuance        -      -          -      -             -   1,767,383

Warrant expense        -      -          -      -             -          -

Warrant exercise
 by related party      -      -          -      -             -          -

Net loss               -      -          -      -             -          -
                    -----    --     -------   -- -------------- ----------
Balances at
   Dec. 31, 2006    9,934     1     585,250    63             -   7,196,567

Preferred stock
 converted             -      -        (520)    -         75,870     94,061

Preferred stock
 converted by
 related party         -      -      (5,000)   (5)       186,340    524,037

Warrant exercise       -      -          -      -         22,556     24,116

Warrant exercise
  by related party     -      -          -      -            125        180

Shares issued for
  expenses             -      -          -      -         11,571    501,702

Shares issued for
  expenses to
  related parties      -      -          -      -          7,915    978,703

Debt repayment         -      -          -      -              2      4,925

Cancelled shares       -      -          -      -             (5)    (7,611)

Exempt issuance        -      -          -      -      1,174,655  1,996,340

Exempt issuance
  to related party     -      -          -      -      1,182,009  1,446,960


Warrant expense        -      -          -      -             -          -

Warrant exercise
 by related party      -      -          -      -             -          -

Replacement shares     -      -          -      -            511  1,593,176

Net loss               -      -          -      -             -          -
                    -----    --     -------   --   ------------ ----------
Balances at
   Dec. 31, 2007    9,934    $1     579,730   $58     2,661,549 $14,353,156
                    =====    ==     =======   ===  ============ ===========




                      Additional
                       Paid-In    Accumulated
                       Capital      Deficit         Total
                      ----------- ------------  ------------
Balances at
December 31, 2005     $33,125,526 $(35,579,173) $(2,442,357)

Private placement         174,149           -       174,155

Private placement
purchased by
related party             230,847           -       230,855

Preferred stock
 converted               (846,327)          -            -

Preferred stock
 converted by
 related party           (289,856)          -            -

Warrant exercise           28,321           -     1,126,439

Warrant exercise
  by related party       (604,229)          -       296,583

Shares issued for
  expenses                540,900           -     1,614,491

Shares issued for
  expenses to
  related parties         871,749           -     2,453,488

Debt conversion           749,993           -       752,493

Cancelled shares          375,000           -            -

Exempt issuance        (1,767,383)          -            -

Warrant expense           904,504           -       904,504

Warrant exercise
 by related party         412,343           -       412,343

Net loss                       -   (12,346,259) (12,346,259)
                      -----------  ------------ ------------
Balances at
   Dec. 31, 2006       33,905,536  (47,925,432)  (6,823,265)

Preferred stock
 converted                (94,061)          -            -

Preferred stock
 converted by
 related party           (524,032)          -            -

Warrant exercise           20,884           -        45,000

Warrant exercise
  by related party        179,820           -       180,000

Shares issued for
  expenses              2,049,817           -     2,551,519

Shares issued for
  expenses to
  related parties       6,273,739           -     7,252,442

Debt repayment             15,843           -        20,768

Cancelled shares            7,611           -            -

Exempt issuance        (1,996,340)          -            -

Exempt issuance
  to related party     (1,446,960)          -            -


Warrant expense             3,035           -        3,035

Warrant exercise
 by related party              -            -            -

Replacement shares     (1,593,176)          -            -

Net loss                       -   ( 7,504,905) ( 7,504,905)
                       ----------- ------------ ------------
Balances at
   Dec. 31, 2007      $36,801,715 $(55,430,337) $(4,275,406)
                      =========== ============= ============

See notes to Consolidated Financial Statements.




                      RAVEN MOON ENTERTAINMENT, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2007 and 2006


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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc. and its wholly owned subsidiaries JB Toys LLC, Raven Animation, Inc., Flaw-Less Designs LLC, Made In America Entertainment and Raven Moon Sales, Inc. (the "Company"). JB Toys LLC will cease to exist on December 5, 2012. Inter-company transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenues from distribution of plush toys and CD's are recognized upon receipt of payment or delivery of product, which does not vary significantly from the time the products are shipped.

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

INVENTORY - Inventory consists of plush toys, DVDs and CDs. The plush toys,DVDs and CDs are stated at the lower of cost or market determined using the first-in-first method (FIFO).

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

NET (LOSS) PER SHARE - Primary earnings-per-share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 579,527 and one (1) for the years ended December 31, 2007 and 2006, respectively.

INCOME TAXES - The Company has incurred approximately $56,000,000 of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

RECLASSIFICATIONS - Certain amounts reported in previous years have been reclassified to the 2007 financial statement presentation.

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

STOCK SPLITS - The Company has adopted the following stock splits. All applicable share and per share data in these consolidated financial statements have been restated to give effect to these stock splits.
a. Adopted a 5 to 1 forward stock split effective January 30, 2006.
b. Adopted a 75 to 1 reverse stock split effective February 17, 2006.
c. Adopted a 20 to 1 reverse stock split effective July 17, 2006.
d. Adopted a 200 to 1 reverse stock split effective September 20, 2006.
e. Adopted a 2000 to 1 reverse stock split effective December 15, 2006.
f. Adopted a 4000 to 1 reverse stock split effective March 8, 2007.
g. Adopted a 4000 to 1 reverse stock split effective July 9, 2007.
h. Adopted a 4000 to 1 reverse stock split effective October 9, 2007.
i. Adopted a 8000 to 1 reverse stock split effective January 3, 2008.

Prior period share numbers may, after being restated for the above reverse stock splits, result in a figure that is less than one (1).

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only strips and principal only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No.
140 to eliminate the prohibition on the qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

In March 2006 FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. FAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on financial statements.

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

Note 4 - DEBT

Debt for the company consists of the following:

Notes payable to third parties bear interest at 10% annually. These are demand notes, and are unsecured.

Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock in 2000 and are also entitled to gross revenue royalty fees of the gross revenue of the Company for ten years. The royalties range from .0125% to .5% of gross revenues. No royalties were earned in 2007 and 2006.

There are two types of Class B units:

 1. The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products.
    The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of December 31, 2007.

 2. The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received an amount equal to their initial investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to receive 85% of all gross profits of the LLC derived from the sale of product on an annual basis. As of December 31, 2007, the Company has exchanged 100 units to WEE-OOO, LTD, a related party, for a ten year extension of the option agreement for the rights to Gina D's, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle Bugs, 7.50 units to members of the Board of Directors for services provided in 2002, 2003 and 2004, and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man.

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

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the years ended December 31, 2007 and 2006:

         2007              2006
        ------            ------
      $11,996,540       $4,766,387

The Company had significant increases in revenues from branding and marketing services provided to related parties. These revenues amounted to $1,020,850 for the year ended December 31, 2007.

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $24,000 each year as an advance on future royalties for the years ended December 31, 2007 and 2006, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $9,000 for the years ended December 31, 2007 and 2006, respectively. This reimbursement is included in the general and administrative expenses.

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

During the years ended December 31, 2007 and 2006, Gina Mouery was not granted stock options.

During the year ended December 31, 2007, Gina Mouery was granted 38 split-adjusted shares of common stock for talent fees. The fair value of these shares of common stock was $3,699,445. During the year ended
December 31, 2006, Gina Mouery was granted one (1) split-adjusted share of common stock for talent fees. The fair value of this share of common stock was $2,908,713. The fair value of the common stock was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During 2007 Gina Mouery converted warrants into 600,000 shares of common stock (which were subsequently split adjusted to one (1) share). Also during 2007, Gina Mourey converted preferred shares into 4,840,374,029 common stock shares (which were subsequently split-adjusted to 186,326 shares of common stock).

On April 11, 2001, the Company entered into an agreement with Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina D's Kids Club Show" ("Gina D's") which were created by Joseph and Bernadette DiFrancesco, in exchange for 80 shares of common stock. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002.

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

On March 4, 2004, the Board of Directors approved extending the option agreement which expires April 11, 2004, with Joseph and Bernadette DiFrancesco, for rights to "Gina D's." The extension is for a ten-year period without restrictions or requirements, except for bankruptcy, insolvency or takeover of the Company by a person or entity not approved by the CEO. As part of extending the option agreement on April 10, 2004, Joseph and Bernadette DiFrancesco received 100 units of JB Toys, LLC. These units were issued to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco. Also, Joseph and Bernadette DiFrancesco received 667 restricted shares of Raven Moon Entertainment, Inc. common stock. Joseph and Bernadette DiFrancesco shall also receive a fee of $750,000 per year for ten years beginning in January 2004, or 10% of all gross revenues from worldwide licensing and merchandising revenues received by Raven Moon Entertainment, Inc. or JB Toys, LLC, whichever is greater. The shares of stock were valued at $195,000, and charged to intellectual property expense.

On June 1, 2004, the agreement with Joseph and Bernadette DiFrancesco for the rights to "Gina D's" was further amended. If the Company grants a license to any third party for "Gina D's", the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

On June 1, 2004, the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $100,000 and 15 units of Class B memberships of JB Toys for the rights to Mr. Bicycle Man.
(See Note 4.) The $100,000 was charged to option rights to intellectual property for the year ended December 31, 2004, because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. In addition, Joseph and Bernadette DiFrancesco are to receive 15% of the revenues of JB Toys, LLC for a ten-year period. Also, if JB Toys grants a license to any third party for Mr. Bicycle Man, the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

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

Joseph and Bernadette DiFrancesco were granted 48 split-adjusted shares of common stock during the year ended December 31, 2007. The fair value of these shares was $5,138,211. Joseph and Bernadette DiFrancesco were granted one (1) split-adjusted share of common stock during the year ended December 31, 2006. The fair value of this share was $514,492. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Joseph and Bernadette DiFrancesco were granted 75,000 shares of convertible preferred stock during the year ended December 31, 2006. The $750,000 share value was used to offset accrued fees for past services. During that year, Joseph and Bernadette DiFrancesco also purchased an additional 7,000 shares of convertible preferred stock for the fair value of $70,000.

Joseph and Bernadette DiFrancesco were granted 75,000 and 320,000 shares of convertible preferred stock during the years ended December 31, 2005 and 2004, respectively. The stock was granted to TV Toys, Inc. The fair value of these shares was $750,000 and $3,200,000 and the fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the year ended December 31, 2007, TV Toys exercised warrants and purchased 1,000,000 shares of common stock (which were subsequently split-adjusted to 125 shares). During the years ended December 31, 2006 and 2005, TV Toys, Inc. converted 20,388 and 43,250, respectively, shares of convertible preferred stock and received one (1) split-adjusted share of restricted common stock.

During the year ended December 31, 2006, Beyond The Kingdom converted 32,000 shares of convertible preferred stock and received 200,000 shares of split-adjusted restricted common stock.

During the year ended December 31, 2005, Joseph and Bernadette
DiFrancesco were granted warrants for one (1) split-adjusted share of common stock. The fair value of these warrants was $1,147,300 and was charged to production expense. The Company did not issue any warrants to Joseph and Bernadette DiFrancesco during 2007 or 2006.

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

During the year ended December 31, 2007, David Mouery was granted 7,813 split-adjusted shares of common stock with a fair value of $701,478. During the year ended December 31, 2006, David Mouery was granted one (1) split-adjusted share of common stock with a fair value of $223,880. The fair value of the common stock was charged to consulting expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The outside Board of Directors were granted 15 split-adjusted and one
(1) split-adjusted share of common stock during the years ended December 31, 2007 and 2006, respectively. The fair value of these shares was $1,618,488 and $155,715 for the years ended December 31, 2007 and 2006, respectively. Also, the Board of Directors were paid $129,800 for directors' fees for the year ended December 31, 2006. The fair value of the common stock granted and director fees paid were charged to consulting fees for the year ended
December 31, 2007 and 2006.

During the years ended December 31, 2007 and 2006, loans from officers, directors and related parties are summarized as follows:

                                     2007            2006
                                    ------          ------
  Balance at beginning of year   $  20,000        $  20,000
  Increase in loans                     -                -
  Payments on loans                 20,000               -
                                 ---------        ---------
  Balance at end of period       $      -         $  20,000
                                 =========        =========

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the year ended December 31, 2007 and 2006:

                                     2007           2006
                                   -------        --------
 Beginning balance               $1,858,406      $1,718,823
  Accrued for administrative
   salary                                -          881,462
  Accrued production fee            750,000         750,000
  Payments to Officers                   -         (739,379)
  Exercise of preferred stock            -         (750,000)
  Conversion to equity                   -         (  2,500)
                                 ----------       ---------
         Ending balance          $2,608,405      $1,858,406
                                 ==========      ==========

Note 6 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment contract with the officers, Joseph and Bernadette DiFrancesco. On October 19, 2004 the Board of Directors extended Joseph and Bernadette DiFrancesco's contract an additional seven years after the current contract expires in exchange for a signing bonus of non-diluting preferred shares. The preferred shares shall be convertible to common stock at a 20% discount to market based upon the previous 10 day average and will carry non-diluting rights equivalent to 40% of the common shares issued and outstanding as long as the shares are held by Joseph and Bernadette DiFrancesco or their assigns. Under the terms of the agreement, the Company is obligated to make the following annual payments through November 15, 2012:
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

Note 7 - STOCK OPTION PLAN

The Company established a stock option plan for its executives, consultants, key employees, directors and its affiliates
(the "2001 Stock Option Plan"). The 2001 Stock Option Plan allows for incentive stock options to be granted to future participants at a price not less than 100% of the market value per share on the date of the grant. No options have been granted to employees under this plan.

Non-statutory options are granted at prices and terms determined by the board of directors. The following is a summary of options, granted, exercised, and outstanding:

                                     Weighted Average
                        Shares        Exercise Price
                      ----------  -----------------------
Outstanding at
  Dec. 31, 2004           133           $1,875.00
         Granted       40,572           $   18.00
         Exercised     39,934           $   18.00
                      -------
Outstanding at
  Dec. 31, 2005           771           $  338.34
                       ======

The exercise price and the market value for common stock options granted in 2005 is as follows:

Options granted     Exercise Price     Fair Market Value
---------------     ---------------    -----------------
        2005
         572            $ 18.00             $   33.00
      40,000            $   .38             $    3.00

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

NOTE 8 - PRIVATE PLACEMENT OFFERING

The Company has plans to raise $5,000,000 in a private placement offering to be used for working capital. The Company is offering units that consist of one share convertible Series B Preferred Stock and a warrant to purchase one-tenth of a share of common stock at a price of $10.00 per unit. The minimum purchase is $10,000. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 expired May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing the notice. As of December 31, 2007, the Company has sold $5,797,300 of the private placement offerings.

Note 9 - SUBSEQUENT EVENTS

1. On November 27, 2007 the Board of Directors approved a one for 8,000 reverse stock split with an effective date of January 3, 2008.

2.  The following is a schedule of common stock issued since
December 31, 2007:
 Issued to David Mouery for services        19,000,000
 Issued to Gina Mouery for services        408,666,667
 Issued for expenses                       606,813,821
 Issued for debt repayment                     375,000
 Issued for exempt shares to
  Joseph DiFrancesco                     8,973,878,055
 Issued for exempt shares to
  third parties                          9,374,889,352
 Issued for converted shares                   300,000

3. During August 2007, the Company entered into a securities agreement with an investor holding two (2) billion shares of the Company's common stock. The agreement provides for minimum payments to be realized by the investor either through the sale of stock or as stock repurchases by the Company. At this date, the agreement is in default and the parties are renegotiating its terms. However, there can be no assurance that the renegotiation will be successful and if not successful, litigation against the Company is likely. The Company has elected to record as a liability the $465,000 balance of the agreement due to the investor at December 31, 2007.

4. On March 8, 2008 the Company announced that it had licensed its television and DVD library and all related properties to Gina D's Kids Club, Inc. In exchange for the license, the Company will receive a significant 20% gross royalty of any revenues received by GINA D'S KIDS CLUB, INC. in perpetuity with a $10 milion guarantee to be paid in the first three years of the agreement. If the $10 million minimum payment is not made within the three year timeframe, all rights under the license will revert back to the Company.

5. On April 2, 2008 the Company announced today that it in an effort to restructure the company without undergoing a reverse split, it has reduced the total number of common outstanding shares by approximately 53%. The nine billion shares were purchased in 2006 by the Company's founders by exercising warrants at a cost of $200,000 and will be retired to the
treasury without any remuneration to the founders.   In addition,
the Company also announced that accrued compensation of $3 million will also be forgiven by the founders. The accrued compensation is for services performed prior to January 1, 2008.

6. On March 11, 2008 the Company announced that that its licensee GINA D'S KIDS CLUB, INC. who recently obtained all of the worldwide licensing rights to market, promote and sell the GINA D'S KIDS CLUB, television asset library of 44 half-hour episodes, has signed a worldwide distribution deal with Sullivan Entertainment in Toronto, Canada.


Item 8. Changes in and Disagreements on Accounting and
         Financial Disclosure.
     None.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below are the names and certain information regarding the individuals elected as directors of the Company.

        Name                   Age             Positions Held
   -------------               ---             ----------------
Joseph DiFrancesco              64           President, Director
Bernadette DiFrancesco          62           Vice President
Lawrence C. Oakley              81           Director
Janice K. Battenberg            60           Director
Mark E. Murphy, CPA             48           CFO

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

Meetings and Committees of the Board

The Board of Directors met monthly during the 2007 and 2006 fiscal years, and took action by written consent numerous times. The Board of Directors has an audit committee consisting of Ms. Battenberg and Messr. Oakley (Chairman).

Compensation of Directors

Ms. Battenberg and Messr. Oakley receive, each, $2,500 per month for their services as directors. Our policy is to reimburse non-employee directors for expenses actually incurred in connection with attending meetings of our board of directors. Directors and executive officers are also eligible for stock and option grants under our stock option plans as determined by our board of directors.

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

Each of the directors filed their Form 4's during the years 2007 and 2006; however, these forms were not timely filed.

None of the directors timely filed Form 5 for the years 2007 or 2006.

Item 10.  Executive Compensation.

The following table sets forth the annual compensation of persons serving as executive officers of the Company.

     Name and                    Other Compensation
 Principal Position           Salary            Paid
 ------------------           ------           ------
Joseph DiFrancesco, 64
President             2003   $382,579         $ 58,692
                      2004    459,095
                      2005    550,914
                      2006  1,411,095
                      2007          0

Bernadette DiFrancesco, 62
Vice President        2003    127,526           58,691
                      2004    153,032
                      2005    183,638
                      2006    220,365
                      2007          0

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

  Name and Address of              Number of 	    %
   Beneficial Owner                  Shares      Ownership
  --------------------            -----------    ---------
Joseph & Bernadette DiFrancesco
2221 Springs Landing Blvd.	 8,973,878,055	   46%
Longwood, FL 32779

Janice K. Battenberg
11135 Rolling Spring Dr.	   170,567,852	    *
Carmel, IN 46033

Lawrence Oakley
103 Ft. Beauregard Lane		   154,870,969	    *
Blufton, SC 29909

All executive officers
 and directors as a group 	 9,299,316,876	   47%

Jacques Danon (1)		 2,000,000,000	   11%
c/c Brown Brothers Harriman
140 Broadway
New York, NY  10005

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

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the years ended December 31, 2007 and 2006:

         2007              2006
        ------            ------
      $11,996,540       $4,766,387

The Company had significant increases in revenues from branding and marketing services provided to related parties. These revenues amounted to $1,020,850 for the year ended December 31, 2007.

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $24,000 each year as an advance on future royalties for the years ended December 31, 2007 and 2006, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $9,000 for the years ended December 31, 2007 and 2006, respectively. This reimbursement is included in the general and administrative expenses.

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

During the years ended December 31, 2007 and 2006, Gina Mouery was not granted stock options.

During the year ended December 31, 2007, Gina Mouery was granted 38 split-adjusted shares of common stock for talent fees. The fair value of these shares of common stock was $3,699,445. During the year ended
December 31, 2006, Gina Mouery was granted one (1) split-adjusted share of common stock for talent fees. The fair value of this share of common stock was $2,908,713. The fair value of the common stock was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During 2007 Gina Mouery converted warrants into 600,000 shares of common stock (which were subsequently split adjusted to one (1) share). Also during 2007, Gina Mourey converted preferred shares into 4,840,374,029 common stock shares (which were subsequently split-adjusted to 186,326 shares of common stock).

On April 11, 2001, the Company entered into an agreement with Joseph and Bernadette DiFrancesco in exchange for a one year exclusive option to the program, certain cartoon characters and music publishing rights related to songs written and used in "Gina D's Kids Club Show" ("Gina D's") which were created by Joseph and Bernadette DiFrancesco, in exchange for 80 shares of common stock. The Company was not able to meet its requirements under the option agreement, and the option expired April 11, 2002.

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

On March 4, 2004, the Board of Directors approved extending the option agreement which expires April 11, 2004, with Joseph and Bernadette DiFrancesco, for rights to "Gina D's." The extension is for a ten-year period without restrictions or requirements, except for bankruptcy, insolvency or takeover of the Company by a person or entity not approved by the CEO. As part of extending the option agreement on April 10, 2004, Joseph and Bernadette DiFrancesco received 100 units of JB Toys, LLC. These units were issued to WEE-OOO, LTD, a limited partnership owned by Joseph and Bernadette DiFrancesco. Also, Joseph and Bernadette DiFrancesco received 667 restricted shares of Raven Moon Entertainment, Inc. common stock. Joseph and Bernadette DiFrancesco shall also receive a fee of $750,000 per year for ten years beginning in January 2004, or 10% of all gross revenues from worldwide licensing and merchandising revenues received by Raven Moon Entertainment, Inc. or JB Toys, LLC, whichever is greater. The shares of stock were valued at $195,000, and charged to intellectual property expense.

On June 1, 2004, the agreement with Joseph and Bernadette DiFrancesco for the rights to "Gina D's" was further amended. If the Company grants a license to any third party for "Gina D's", the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

On June 1, 2004, the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $100,000 and 15 units of Class B memberships of JB Toys for the rights to Mr. Bicycle Man.
(See Note 4.) The $100,000 was charged to option rights to intellectual property for the year ended December 31, 2004, because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. In addition, Joseph and Bernadette DiFrancesco are to receive 15% of the revenues of JB Toys, LLC for a ten-year period. Also, if JB Toys grants a license to any third party for Mr. Bicycle Man, the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

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

Joseph and Bernadette DiFrancesco were granted 48 split-adjusted shares of common stock during the year ended December 31, 2007. The fair value of these shares was $5,138,211. Joseph and Bernadette DiFrancesco were granted one (1) split-adjusted share of common stock during the year ended December 31, 2006. The fair value of this share was $514,492. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Joseph and Bernadette DiFrancesco were granted 75,000 shares of convertible preferred stock during the year ended December 31, 2006. The $750,000 share value was used to offset accrued fees for past services. During that year, Joseph and Bernadette DiFrancesco also purchased an additional 7,000 shares of convertible preferred stock for the fair value of $70,000.

Joseph and Bernadette DiFrancesco were granted 75,000 and 320,000 shares of convertible preferred stock during the years ended December 31, 2005 and 2004, respectively. The stock was granted to TV Toys, Inc. The fair value of these shares was $750,000 and $3,200,000 and the fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

During the year ended December 31, 2007, TV Toys exercised warrants and purchased 1,000,000 shares of common stock (which were subsequently split-adjusted to 125 shares). During the years ended December 31, 2006 and 2005, TV Toys, Inc. converted 20,388 and 43,250, respectively, shares of convertible preferred stock and received one (1) split-adjusted share of restricted common stock.

During the year ended December 31, 2006, Beyond The Kingdom converted 32,000 shares of convertible preferred stock and received 200,000 shares of split-adjusted restricted common stock.

During the year ended December 31, 2005, Joseph and Bernadette
DiFrancesco were granted warrants for one (1) split-adjusted share of common stock. The fair value of these warrants was $1,147,300 and was charged to production expense. The Company did not issue any warrants to Joseph and Bernadette DiFrancesco during 2007 or 2006.

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

During the year ended December 31, 2007, David Mouery was granted 7,813 split-adjusted shares of common stock with a fair value of $701,478. During the year ended December 31, 2006, David Mouery was granted one (1) split-adjusted share of common stock with a fair value of $223,880. The fair value of the common stock was charged to consulting expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The outside Board of Directors were granted 15 split-adjusted and one
(1) split-adjusted share of common stock during the years ended December 31, 2007 and 2006, respectively. The fair value of these shares was $1,618,488 and $155,715 for the years ended December 31, 2007 and 2006, respectively. Also, the Board of Directors were paid $129,800 for directors fees for the year ended December 31, 2006. The fair value of the common stock granted and director fees paid were charged to consulting fees for the year ended
December 31, 2007 and 2006.

During the years ended December 31, 2007 and 2006, loans from officers, directors and related parties are summarized as follows:

                                     2007            2006
                                    ------          ------
  Balance at beginning of year   $  20,000        $  20,000
  Increase in loans                     -                -
  Payments on loans                 20,000               -
                                 ---------        ---------
  Balance at end of period       $      -         $  20,000
                                 =========        =========

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the year ended December 31, 2007 and 2006:

                                     2007           2006
                                   -------        --------
 Beginning balance               $1,858,406      $1,718,823
  Accrued for administrative
   salary                                -          881,462
  Accrued production fee            750,000         750,000
  Payments to Officers                   -         (739,379)
  Exercise of preferred stock            -         (750,000)
  Conversion to equity                   -         (  2,500)
                                 ----------       ---------
         Ending balance          $2,608,405      $1,858,406
                                 ==========      ==========


Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits. See Index to Exhibits for a list of those exhibits filed as part of this report.

(b) Reports on Form 8-K. No reports were filed on Form 8-K for the years ended December 31, 2007 and 2006.

Item 14.  Principal Accountant Fees and Services.

Audit fees billed to the Company by Richard L. Brown & Company, P.A. ("Brown & Company") for auditing the Company's annual financial statements for each of the fiscal years ended December 31, 2007 and 2006 were $27,600, and for reviewing the consolidated financial statements included in the Company's Quarterly Reports on Form 10-QSB for each of those years was $15,000.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN MOON ENTERTAINMENT, INC.

By:  /s/  Joseph DiFrancesco		Date:  April 15, 2008
      -----------------------------
     Joseph DiFrancesco, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title

By:  /s/  Joseph DiFrancesco		Date:  April 15, 2008
     ---------------------------------
          Joseph DiFrancesco
          President and Director
          Chief Executive Officer

By:  /s/  Lawrence C. Oakley		Date:  April 15, 2008
     --------------------------------
          Lawrence C. Oakley, Director

By:  /s/  Janice K. Battenberg		Date:  April 15, 2008
     ---------------------------------
          Janice K. Battenberg, Director

By:  /s/  Mark E. Murphy, CPA		Date:  April 15, 2008
     ---------------------------------
          Mark E. Murphy, CFO


INDEX TO EXHIBITS


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
	Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
	Filed herewith.


							EXHIBIT 23.1

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

RAVEN MOON ENTERTAINMENT, INC.
2005 Tree Fork Lane, Suite 101
Longwood, Florida 32750


We hereby consent to the incorporation in the Annual Report on Form 10-KSB to be filed with the Securities and Exchange Commission of our report dated April 2, 2007, with respect to the financial statements of RAVEN MOON ENTERTAINMENT, INC. for the year ended December 31, 2006.

April 15, 2008

Richard L. Brown & Company, P.A.

By:  /s/ Richard L. Brown
     -----------------------------
         Richard L. Brown