Form 10QSB
period 2008-03-31
RAVEN MOON ENTERTAINMENT INC
filed 2008-05-27
CIK 1058056

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-QSB
(Mark One)
 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: March 31, 2008

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

The number of shares of Common Stock outstanding as of April 30, 2008 was approximately 1,301,588.
Transitional small business disclosure format (check one)  Yes X   No



                       TABLE OF CONTENTS

               Part I  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Unaudited Consolidated Balance Sheet at March 31, 2008

Unaudited Consolidated Statement of Operations for the
   Three Months Ended March 31, 2008 and 2007

Unaudited Consolidated Statement of Cash Flows for the
   Three Months Ended March 31, 2008 and 2007

Unaudited Consolidated Statements of Deficit in Stockholders'
   Equity for the Three Months Ended March 31, 2008

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



Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                        RAVEN MOON ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEET
                          March 31, 2008 (unaudited)


                                 ASSETS

Current assets:
    Cash and cash equivalents                               $    28,219
    Inventory                                                    66,584
    Other                                                         5,512
                                                            -----------
       Total assets                                         $   100,315
                                                            ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY

    Accounts payable and accrued expenses                   $   324,807
    Accrued salaries to officers (Note 7)                       358,405
    Accrued rights to officers (Note 7)                       2,437,500
    Loans from shareholders (Note 5)                            575,000
    Advances from related parties                               529,539
    Advances from third parties                                 197,501
    Loans from officers                                          60,000
    Legal settlement due third party                            465,000
                                                             ----------
      Total liabilities                                       4,947,752

Commitments and Contingencies (Note 8)                               -

Stockholders' equity:
    Preferred stock, $0.0001 par value; 800,000,000 shares
     authorized; 9,934 shares issued and outstanding                  1
    Convertible series B preferred stock, .0001 par value;
     2,000,000 shares authorized, 567,230 shares
     issued and outstanding                                          57
    Common stock, $0.0001 par value; 30,000,000,000 shares
     authorized; 19,386,584,426 shares issued and
     outstanding                                             16,275,467
    Additional paid in capital                               34,913,266
    Accumulated deficit                                     (56,036,228)
                                                            -----------
      Total stockholders' equity                             (4,847,437)
                                                            -----------
      Total liabilities and stockholders' equity            $   100,315
                                                            ===========
See accompanying notes.



                     RAVEN MOON ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                              Three Months Ended
                                            March 31,    March 31,
                                              2008         2007
                                            --------     --------
 Revenue:
   Branding and marketing services        $   20,000            -
   Sales of plush toys                         1,019  $     3,061
                                          ----------  -----------
   Total Revenue                              21,019        3,061
 Cost of Sales                                   510        1,530
                                          ----------  -----------
   Gross profit                               20,509        1,531

  Expenses:
   Consulting fees                            2,523     2,726,012
   Production costs                         520,312     3,215,033
   General & administrative                 106,748       385,837
                                          ----------  -----------
   Total operating expenses                 629,583     6,326,882
                                          ----------  -----------
   Loss from operations                    (609,074)  (6,325,351)
                                          ----------   ----------

   Other Income (Expense)
      Royalties                               2,000           -
      Other                                   1,183          638
                                          ----------   ----------
      Net loss                           $( 605,891) $(6,324,713)
                                         ===========  ===========

 Basic and diluted loss per share:
  Loss from operations                       $(0.00)     $(0.00)
                                             -------     -------
         Net loss                            $(0.00)     $(0.00)
                                             =======     =======

See accompanying notes.



                  RAVEN MOON ENTERTAINMENT, INC.
       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                          Three Months Ended
                                         March 31,   March 31,
                                            2008      2007
                                         --------    ---------

Cash flows from operating activities:
  Net (loss)                           $(  605,891) $(6,324,713)
Adjustments to reconcile net (loss)
 to net cash (used) generated in
 operating activities:
   Non-cash expense for discounted
     warrants for third parties                 -         3,035
 (Increase) decrease in assets
  and liabilities
      Receivables from third parties          (391)       3,377
      Inventory                                510        1,530
      Accrued salaries to officers              -       143,211
      Accrued rights to officers           187,500      187,500
      Shares issued for expenses             2,064    1,950,043
      Shares issued for expenses to
         related parties                     1,799    4,026,866
      Accrued expenses                     318,494           -
      Other assets and liabilities          12,506      ( 2,405)
                                       ----------- -----------
      Net cash used in
      operating activities              (   83,409)    ( 11,556)
                                       ----------- ------------

Cash flows from investing activities:
  Purchases of equipment                        -            -
                                       ----------- ------------
      Net cash used in
         investing activities                   -            -
                                       ----------- ------------

Cash flows from financing activities:
  Proceeds from warrant exercise
     by related parties                     30,000           -
  Proceeds from advances made by
     related parties                        37,500           -
  Repayments of advances made by
     related parties                      (248,334)          -
  Proceeds from loans from officers        275,000       85,000
  Repayments of loans from officers             -       (70,000)
                                        ----------- -------------
      Net cash provided by
        financing activities                94,166       15,000
                                        ----------- ------------
Net increase in cash                        10,757        3,444

Cash beginning of period                    17,462       37,324
                                        ----------- ------------
Cash end of period                      $   28,219  $    40,768
                                        =========== ============

See accompanying notes.




                   RAVEN MOON ENTERTAINMENT, INC.
  CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY (Unaudited)
             For the Three Months Ended March 31, 2008


                                   Series B
                Preferred Stock Preferred Stock      Common Stock
                 Shares Amount   Shares  Amount    Shares     Amount
                ------- ------   ------  ------   ---------  ---------
Balances at
 Dec. 31, 2007   9,934    $1    579,730   $58         333  $14,353,156

Preferred stock
 converted          -      -         -     -       31,250        8,919

Preferred stock
 converted by
 related party      -      -         -     -       50,000       40,000

Warrant exercise
 by related party   -      -         -     -           38           30

Shares issued for
 note repayment     -      -         -     -           -            -

Shares issued for
 expenses           -      -         -     -        3,969        3,175

Shares issued for
 expenses to
 related parties    -      -         -     -        3,458        2,767

Exempt shares
 issued             -      -         -     -    1,212,541      970,033

Exempt shares
 issued to
 related parties    -      -         -     -    1,121,735      897,388

Net loss            -      -         -     -           -            -
                 -----    --    -------   ---   ---------- -----------
Balances at
 March 31, 2008  9,934    $1    579,730   $58    2,423,323 $16,275,468
                 =====    ==    =======   ===   ========== ===========



                      Additional                  Total
                      Paid-In    Accumulated  Stockholders
                      Capital      Deficit       Equity
                     ----------  -----------  ------------
Balances at
   Dec. 31, 2007    $36,801,715 $(55,430,337) $(4,275,407)

Preferred stock
  converted              (8,919)          -            -

Preferred stock
  converted by
  related party         (40,000)          -            -

Warrant exercise
 By related party        29,970           -        30,000

Shares issued for
  note repayment             -            -            -

Shares issued for
  expenses              (1,111)           -         2,064

Shares issued for
  expenses to
  related parties         (968)           -         1,799

Exempt shares
  issued              (970,033)           -            -

Exempt shares
  issued to
  related parties     (897,388)           -            -

Net loss                    -       (605,891)    (605,891)
                   -----------  -------------  -----------

Balances at
   March 31, 2008  $34,913,266  $(56,036,228) $(4,847,437)
                   ===========  ============= ============

See accompanying notes.





                        RAVEN MOON ENTERTAINMENT, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 2008 and 2007 (unaudited)


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

Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Raven Moon Entertainment, Inc.
and its wholly owned subsidiaries JB Toys LLC, Raven Animation Inc., Flaw-Less Designs LLC, Made In America Entertainment and Raven Moon Sales, Inc. (the "Company"). JB Toys, LLC will cease to exist on December 5, 2012. Intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenues from distribution of plush toys and CDs are recognized upon receipt of payment or delivery of product, which does not vary significantly from the time the products are shipped.

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

PRODUCTION COSTS - Production costs includes costs to develop and produce video entertainment products. These costs were paid primarily to companies and individuals hired to perform a specific task. The Company out sources these activities in order to reduce overhead costs. Production costs are amortized by the ratio of current year's revenue bear to management's estimated ultimate revenue. Because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products, it has elected to expense all production costs.

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

INVENTORY - Inventory consists of plush toys, DVDs and CDs. The plush toys, DVDs and CDs are stated at the lower of cost or market determined using the first-in-first method (FIFO).

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

NET (LOSS) PER SHARE - Primary earnings per share computations are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 3,124,041,493 and one (1) for the period ended March 31, 2008 and 2007, respectively.

INCOME TAXES - The Company has incurred approximately $55 million of net operating losses which may be carried forward and used to reduce taxable income in future years. Deferred tax assets created by the net operating losses are offset by an equal valuation allowance.

RECLASSIFICATIONS - Certain amounts reported in previous years have been reclassified to the 2008 financial statement presentation.

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

STOCK SPLITS - The Company has adopted the following stock splits. All applicable share and per share data in these consolidated financial statements have been restated to give effect to these stock splits.
 Adopted a 5 to 1 forward stock split effective January 30, 2006. Adopted a 75 to 1 reverse stock split effective February 17, 2006. Adopted a 20 to 1 reverse stock split effective July 17, 2006. Adopted a 200 to 1 reverse stock split effective September 20, 2006. Adopted a 2000 to 1 reverse stock split effective December 15, 2006. Adopted a 4000 to 1 reverse stock split effective March 8, 2007. Adopted a 4000 to 1 reverse stock split effective July 9, 2007. Adopted a 4000 to 1 reverse stock split effective October 9, 2007. Adopted a 8000 to 1 reverse stock split effective January 3, 2008. Adopted a 8000 to 1 reverse stock split effective May 19, 2008.

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

Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock in 2000 and are also entitled to gross revenue royalty fees of the gross revenue of the Company for ten years. The royalties range from ..0125% to .5% of gross revenues. No royalties were earned in 2007 and 2006.

There are two types of Class B units:

 1. The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of March 31, 2008.

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

Note 5 - COMMON STOCK

The Company has amended its Articles of Incorporation to increase the number of authorized shares of Common Stock to 30 billion shares. With respect to the Amendment, the Board of Directors of the Company has approved, and the shareholders owning a majority of the issued and outstanding voting shares outstanding as of May 1, 2006, have consented in writing to the Amendment. Such approval and consent are sufficient under Section 607.0704 of the Florida Business Corporation Act and the Company's Bylaws to approve the Amendments. The Amendment was effective on or about May 5, 2006.

Note 6 - RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:
	J. & B. DiFrancesco, Inc.
	T.V. Toys, Inc.
	2221 Music
	Beyond the Kingdom, Inc.

The Company has incurred aggregate consulting, production, marketing and management fees with Officers, Directors and other related parties for the three months ended March 31, 2008 and 2007:
		Three Months	  Three Months
	       Ended March 31,   Ended March 31,
		   2008 	     2007
               ---------------   ---------------
		  $  373,298        $4,226,656

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $4,000 and $6,000 as an advance on future royalties for the three month periods ended March 31, 2008 and 2007, respectively. The advance on future royalties-related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $2,256 for each of the three month periods ended March 31, 2008 and 2007, respectively. This reimbursement is included in the general and administrative expenses.

During the three months ended March 31, 2008 and 2007, Gina Mouery was granted 8,666,667 and zero shares (on a split-adjusted basis) of common stock, respectively, for talent fees. The fair value of these shares of common stock was $867 and $494,308, respectively. At
March 31, 2008, the Company has recorded a accrual for talent fees due Gina Mourey in the amount of $180,000.

On August 9, 2005, the Company entered into an agreement with David Mouery (the son-in-law of Joseph DiFrancesco, Chairman of the Board) to provide legal services for three years. He is to be paid a retainer of $10,000 per month. If payment is made in S-8 stock it will be at a 25% discount of the bid price on the day the stock is issued.

During the three months ended March 31, 2008 and 2007, David Mouery was granted 19,000,000 and zero shares (on a split-adjusted basis) of common stock for legal services. The fair value of these common stock shares was $1,900 and $295,606 for the respective periods.

On June 1, 2004, the Company, through its subsidiary JB Toys, LLC, agreed to pay Joseph and Bernadette DiFrancesco $100,000 and 15 units of Class B memberships of JB Toys for the rights to Mr. Bicycle Man. (See Note 5.) The $100,000 was charged to option rights to intellectual property for the year ended December 31, 2004, because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products. In addition, Joseph and Bernadette DiFrancesco are to receive 15% of the revenues of JB Toys, LLC for a ten year period. Also, if JB Toys grants a license to any third party for Mr. Bicycle Man, the Company will pay Joseph and Bernadette DiFrancesco 50% of any revenues derived from the license.

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

Joseph and Bernadette DiFrancesco were granted zero shares
(on a split adjusted basis) of common stock during the three-month periods ended March 31, 2008 and 2007, respectively.
The fair value of these shares was $0 and $1,456,000, respectively. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The outside Board of Directors were not granted any shares for services during the period ended March 31, 2008 and were granted zero shares (on a split adjusted basis) of common stock during the three-month period ended March 31, 2007. The fair value of these shares was $468,000 for the three-month period ended
March 31, 2007.

During the three-month periods ended March 31, 2008 and 2007, respectively, loans from officers, directors, senior management and related parties are summarized as follows:

	                    2008              2007
                        -----------        -----------
  Balance at
    beginning of period  $1,100,373        $    20,000
  Increase in loans         312,500                 -
  Payments on loans         248,334                 -
                         ----------        -----------
  Balance at end
    of period            $1,164,539        $    20,000
                         ==========        ===========

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

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the three-month periods ended
March 31, 2008 and 2007, respectively:

			    2008	       2007
	                 -----------     -----------
  Beginning balance      $ 2,608,405	  $1,858,406
  Accrued for salary              -          264,444
  Accrued rights             187,500         187,500
  Payments to Officers            -               -
		         -----------     -----------
Ending balance	         $ 2,795,905      $2,189,117
	                 ===========     ===========

Note 7 - COMMITMENTS AND CONTINGENCIES

The Company has entered into an employment contract with the officers, Joseph and Bernadette DiFrancesco. On October 19, 2004, the Board of Directors extended Joseph and Bernadette DiFrancesco's contract an additional seven years after the current contract expires in exchange for a signing bonus of non-diluting preferred shares. The preferred shares shall be convertible to common stock at a 20% discount to market based upon the previous 10 day average and will carry non diluting rights equivalent to 40% of the common shares issued and outstanding as long as the shares are held by Joseph and Bernadette DiFrancesco or their assigns. Under the terms of the agreement, the Company is obligated to make the following annual payments through November 15, 2012:
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

Non-statutory options are granted at prices and terms determined by the board of directors. The following is a summary of options, granted, exercised, and outstanding:
                                            Weighted Average
                                Shares       Exercise Price
                              ----------   ------------------
Outstanding at Dec. 31, 2004       133           $1,875.00
         Granted                40,572           $   18.00
         Exercised              39,934           $   18.00
                               -------
Outstanding at Dec. 31, 2005       771          $   338.34
                               =======

The exercise price and the market value for common stock options granted in 2005 is as follows:

   Options granted  Exercise Price  Fair Market Value
   ---------------  --------------  -----------------
              572         $ 18.00          $   33.00
           40,000         $   .38          $    3.00

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

NOTE 9 - PRIVATE PLACEMENT OFFERING

The Company has plans to raise $5 million in a private placement offering to be used for working capital. The Company is offering units that consist of one share convertible Series B Preferred Stock and a warrant to purchase one-tenth of a share of common stock at a price of $10.00 per unit. The minimum purchase is $10,000. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 expired May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing the notice. As of March 31, 2008, the Company has sold $5,672,300 of the private placement offerings.

Note 10 - SUBSEQUENT EVENTS

Reverse Split-April 22, 2008 the Board of Directors approved a one for 8,000 reverse stock split with an effective date of May 19, 2008.

Stock cancellation-On April 3, 2008, stock certificates representing 8,973,878,055 shares of common stock owned by the Company's CEO were donated back to the Company. The respective shares are being treated by the Company as treasury stock available to be issued to other investors.

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

  Results of Operations-Three months ended March 31, 2008 and 2007
  ------------------------------------------------------------------

Revenue
--------

Revenues are generated from the sale of rights, licenses, and toys inspired by the children entertainment productions of Raven Moon
Entertainment.

Total revenues for the three-months ended March 31, 2008 and 2007 were $21,019 and $3,061 respectively, an increase of $17,958.

Cost of Goods Sold
-------------------

Cost of goods sold for the three-months ended March 31, 2008 and 2007 were $ 510 and $1,530, respectively.

Expenses
---------

Operating expenses for the three-months ended March 31, 2008 and 2007 were $629,583 and $6,326,882, respectively, a decrease of $5,697,299.

The decrease in operating expenses is due to the completion of production activities as the Company now begins its focus on the commercialization of its media library.

Consulting fees and production expenses accounted for the majority of the expenses incurred by the Company. The Company only has two full time employees and relies heavily on outside consultants and production facilities to operate on a daily basis.

Net Loss
----------

For the three-months ended March 31, 2008, the Company recorded a net loss of $605,891 as compared to a net loss of $6,324,713 for the three-months ended March 31, 2007. The decreased net loss is primarily attributable to an increase in production costs and expenses.

Income Taxes
-------------

As a result of the losses recorded in prior years, no provision was made for income taxes for the current interim period.

Liquidity
----------

At March 31, 2008, the Company had $28,219 of cash on hand, as compared to $17,462 in cash on hand at December 31, 2007.

The Company has total assets and liabilities of $100,315 and $4,947,752, respectively, at March 31, 2008. Since December 31, 2007, assets and liabilities have increased $1,705 and $570,324, respectively. For the three-months ended March 31, 2008 and March 31, 2007, cash used by operations was $83,409 and $11,556, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

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

Item 1.  Legal Proceedings
None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to Vote of Security Holders

On April 22, 2008 the holders of majority of the outstanding common stock of the Company, approved a 8000 to 1 reverse stock split of the Company's Common Stock to be effective May 19, 2008. The stock split does not change the number of authorized shares of common stock of the Company.

Item 5.  Other Information
None.

Item 6.  Exhibits

(a)  Exhibits and Index of Exhibits
31. Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.  Section 1350 Certification pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.
No reports were filed on Form 8-K for the period ended March 31, 2008.


SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			RAVEN MOON ENTERTAINMENT, INC.
          		-------------------------------
	    		(Registrant)

Date:  May 27, 2008	By: /s/ Joseph DiFrancesco
			-----------------------------
			Joseph DiFrancesco, CEO


Date:  May 27, 2008	By: /s/ Mark Murphy
			-----------------------------
			Mark Murphy, CFO


							EXHIBIT 31.1

                  CERTIFICATION PURSUANT TO RULE 13a
                      14(a)/15D-14(a) and SECTION
                     302 OF THE SARBANES-OXLEY ACT

I, Joey DiFrancesco, President and Chief Executive Officer
(Principal Executive Officer) of Raven Moon Entertainment, Inc.
(the "Registrant"), certify that:

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

Dated: May 26, 2008		/s/ Joseph DiFrancesco
				-----------------------
				Joey DiFrancesco
				Chief Executive Officer



							EXHIBIT 31.2

               CERTIFICATION PURSUANT TO RULE 13a
                  14(a)/15D-14(a) and SECTION
                 302 OF THE SARBANES-OXLEY ACT

I, Mark Murphy, Chief Financial Officer and Principal Financial
Officer of Raven Moon Entertainment, Inc. (the "Registrant"), certify that:

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

Dated: May 26, 2008		/s/ Mark Murphy
				-------------------------
				Mark Murphy
				Chief Financial Officer



								EXHIBIT 32


            CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
                  AS ADOPTED PURSUANT TO SECTION 906
                  OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Raven Moon Entertainment, Inc. (the "Registrant") on Form 10-QSB for the period ended
March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joey DiFrancesco, Chief
Executive Officer of the Registrant, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: May 26, 2008		/s/ Joseph DiFrancesco
				---------------------------
				Joey DiFrancesco, President,
				Chief Executive Officer and
				Principal Financial Officer


In connection with the Quarterly Report of Raven Moon Entertainment, Inc. (the "Registrant") on Form 10-QSB for the period ended
March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Murphy, Chief
Financial Officer of the Registrant, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.

Dated: May 26, 2008		/s/ Mark Murphy
				---------------------------
				Mark Murphy
				Chief Financial Officer