Form 10-Q
period 2008-06-30
RAVEN MOON ENTERTAINMENT INC
filed 2008-08-27
CIK 1058056

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q
(Mark One)
             X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period ended: June 30, 2008

                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT

                     Commission File Number: 000-24727

                    Made In America Entertainment, Inc.
                 (Formerly Raven Moon Entertainment, Inc.)
                 -----------------------------------------
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

The number of shares of Common Stock outstanding as of August 27, 2008 was approximately 937,018.

Transitional small business disclosure format (check one)  Yes X   No


                            TABLE OF CONTENTS

                      Part I  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Unaudited Consolidated Balance Sheet at June 30, 2008

Unaudited Consolidated Statement of Operations for the
   Three and Six Months Ended June 30, 2008 and 2007

Unaudited Consolidated Statement of Cash Flows for the
   Three and Six Months Ended June 30, 2008 and 2007

Unaudited Consolidated Statements of Deficit in Stockholders'
   Equity for the Three and Six Months Ended June 30, 2008

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



Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                      MADE IN AMERICA ENTERTAINMENT, INC.
                         CONSOLIDATED BALANCE SHEET
                          June 30, 2008 (unaudited)


                                 ASSETS

Current assets:
    Cash and cash equivalents                                  $     4,788
    Inventory                                                       66,254
    Other                                                           10,435
                                                               -----------
       Total assets                                            $    81,477
                                                               ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY

    Accounts payable and accrued expenses                      $     6,313
    Accrued salaries to officers (Note 7)                          358,405
    Accrued rights to officers (Note 7)                          2,625,000
    Loans from shareholders (Note 5)                               757,756
    Advances from related parties                                  472,872
    Advances from third parties                                    197,501
    Loans from officers                                             60,000
    Legal settlement due third party                               460,180
                                                                ----------
      Total liabilities                                          4,938,027

Commitments and Contingencies (Note 8)                                  -

Stockholders' equity:
    Preferred stock, $0.0001 par value; 800,000,000 shares
     authorized; 9,934 shares issued and outstanding                     1
    Convertible series B preferred stock, .0001 par value;
     2,000,000 shares authorized, 594,580 shares
     issued and outstanding                                             59
    Common stock, $0.0001 par value; 30,000,000,000 shares
     authorized; 7,496,147,920 shares issued and outstanding    16,127,567
    Additional paid in capital                                  35,477,908
    Accumulated deficit                                        (56,462,085)
                                                               -----------
      Total stockholders' equity                                (4,856,550)
                                                               -----------
      Total liabilities and stockholders' equity               $    81,477
                                                               ===========

See accompanying notes.




                   MADE IN AMERICA ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                 Three Months Ended    Six Months Ended
                                June 30,  June 30,    June 30,    June 30,
                                  2008      2007        2008        2007
                                --------  --------    -------     -------
Revenue:
   Service income        $     4,700  $   491,000  $    26,700 $   491,000
   Sales                         820        3,137        1,839       6,198
                         -----------  -----------  -----------  ----------
   Total Revenue               5,520      494,137       28,539     497,198
Cost of Sales                    329        1,568          839       3,098
                          -----------  -----------  ----------- -----------
   Gross profit                5,191      492,569       27,700     494,100

Expenses:
   Consulting fees                -       224,346        2,523   2,950,358
   Production costs          294,410      416,395      814,722   3,631,428
   General & admin.          136,807      444,174      243,556     830,011
                          -----------  -----------  ----------- -----------
   Total operating
    expenses                 431,217    1,084,915    1,060,801   7,411,797
                          -----------  ------------ ----------- -----------
Loss from operations        (426,026)  (  592,346)  (1,033,101) (6,917,697)
                          -----------  -----------  ----------- -----------
Other Income                     169        5,350        1,352       5,988
                          -----------  -----------  -----------  ----------
   Net loss              $(  425,857) $(  586,996)  $(1,031,749)$(6,911,709)
                          ===========  ===========  =========== ===========

Basic and diluted income
   (loss) per share:
 Income (loss) from
   operations            $    (0.11) $(     0.11)  $    (2.26) $(    2.26)
                         ------------ -----------  -----------  ----------
   Net loss              $    (0.11) $(     0.11)  $    (2.26) $(    2.26)
                         ============ ===========  ===========  ==========

See accompanying notes.



                     MADE IN AMERICA ENTERTAINMENT, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                             Three Months Ended       Six Months Ended
                            June 30,     June 30,   June 30,    June 30,
                              2008         2007       2008        2007
                            --------     --------   --------    --------

Cash flows from operating
 activities:
 Net (loss)             $(  425,857) $(  586,996) $(1,031,749) $(6,911,709)
 Adjustments to reconcile
  net (loss) to net cash
 (used) generated in
 operating activities:
   Non-cash expense for
    discounted warrants          -            -            -         3,035
 (Increase) decrease in
   assets and liabilities
   Inventory                    330        1,569          840        3,099
   Receivables from third
     parties                     88           -          (302)       3,377
   Accrued wages & rights
     to officers            187,500      382,222      375,000      712,933
   Advances from related
    parties                 (56,667)     (20,000)    (267,501)     (20,000)
   Shares issued for
    expenses                167,743       95,550      169,807    2,045,593
   Shares issued for
    expenses to related
    parties                 219,001      234,646      220,800    4,261,512
   Accrued expenses        (318,494)          -            -            -
   Other assets and
    liabilities              (9,831)      61,133        2,675       58,728
                        -----------  -----------  -----------  -----------
  Net cash provided by
  (used in)operating
   activities              (236,187)     168,124     (530,430)     156,568
                        -----------  -----------  -----------  -----------

Cash flows from investing
  activities:
  Purchases of equipment         -            -            -           -
                        -----------  -----------  -----------  -----------
    Net cash used in
    investing activities         -            -            -           -
                        -----------  -----------  -----------  -----------

Cash flows from financing
  activities:
  Proceeds from exercise
    of warrants              30,000       50,000       60,000      50,000
  Proceeds from loans
    from officers           182,756           -       457,756      85,000
  Note payable repayment         -      (185,000)          -     (255,000)
                        -----------  -----------  -----------  -----------
    Net cash provided by
     (used in) financing
      activities            212,756     (135,000)     517,756    (120,000)
                        -----------  -----------  -----------   ----------
Net increase (decrease)
  in cash                   (23,431)      33,124      (12,674)      36,568

Cash beginning of period     28,219       40,768       17,462       37,324
                        ------------  -----------  -----------  -----------

Cash end of period      $     4,788   $   73,892   $    4,788   $    73,892
                        ============  ===========  ===========  ===========

See accompanying notes.




             MADE IN AMERICA ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY (Unaudited)
             For the Three Months Ended June 30, 2008


                                       Series B
                   Preferred Stock  Preferred Stock      Common Stock
                   Shares Amount    Shares  Amount     Shares       Amount
                   -------------    ------  -------   --------    ---------
Balances at
  March 31, 2008    9,934    $1     579,730   $58            303 $16,275,468

Preferred stock
  converted            -      -     (10,500)   (1)         2,552       2,042

Preferred stock
  converted by
  related party        -      -     ( 6,500)   (1)       117,500      94,000

Warrant exercise
 by related party      -      -          -      -             38          30

Shares issued for
  expenses             -      -      18,350     1             -           -

Shares issued for
  expenses to
  related parties      -      -      24,000     3             -           -

Exempt shares
  issued               -      -          -      -        816,766     653,413

Exempt shares
  issued to
  related parties      -      -          -      -             -           -

Cancelled shares
  by related party     -      -          -      -     (      140)   (897,388)

Net loss               -      -          -      -             -           -
                    -----    --     -------   --- ------------- ------------

Balances at
   June  30, 2008   9,934    $1     605,080   $60        937,018 $16,127,565
                    =====    ==     =======   === ============== ===========


                       Additional                    Total
                         Paid-In    Accumulated  Stockholders
                         Capital      Deficit       Equity
                      ----------- ------------  ------------
Balances at
  March 31, 2008      $34,913,266 $(56,036,228) $(4,847,437)

Preferred stock
  converted                (2,041)          -            -

Preferred stock
  converted by
  related party           (93,999)          -            -

Warrant exercise
 by related party          29,970           -        30,000

Shares issued for
  expenses                167,742           -       167,744

Shares issued for
  expenses to
  related parties         218,998           -       219,000

Exempt shares
  issued                 (653,413)          -            -

Exempt shares
  issued to
  related parties              -            -            -

Cancelled shares
  by related party        897,388           -            -

Net loss                       -      (425,857)    (425,857)
                      ----------- ------------  ------------
Balances at
   June  30, 2008     $35,477,911 $(56,462,085) $(4,856,550)
                      =========== ============= ============
See accompanying notes.


                     MADE IN AMERICA ENTERTAINMENT, INC.
                  (Formerly RAVEN MOON ENTERTAINMENT, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     June 30, 2008 and 2007 (unaudited)


Note 1 - DESCRIPTION OF THE COMPANY

Made In America Entertainment, Inc. ("Made In America") (formerly
Raven Moon Entertainment, Inc.) and its wholly owned subsidiaries are primarily engaged in the production and development of family values television programs that convey good morals and positive attitudes to children. The market for these products is worldwide, although the Company devotes most of its efforts within the continental United States.

Effective August 21, 2008, the Company changed its' name from Raven Moon Entertainment, Inc. to Made In America Entertainment, Inc. All references to Raven Moon have been changed to MIA.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Made In America Entertainment, Inc. and its wholly owned subsidiaries JB Toys LLC, Raven Animation Inc., Flaw-Less Designs LLC, and Gina D's Kids Club, Inc. (the "Company"). JB Toys, LLC will cease to exist on December 5, 2012. Intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION - Revenues from distribution of plush toys, CD's and DVD's are recognized upon receipt of payment or delivery of product, which does not vary significantly from the time the products are shipped.

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

STOCK SPLITS - The Company has adopted the following stock splits. All applicable share and per-share data in these consolidated financial statements have been restated to give effect to these stock splits.
 Adopted a 5 to 1 forward stock split effective January 30, 2006. Adopted a 75 to 1 reverse stock split effective February 17, 2006. Adopted a 20 to 1 reverse stock split effective July 17, 2006. Adopted a 200 to 1 reverse stock split effective September 20, 2006. Adopted a 2000 to 1 reverse stock split effective December 15, 2006. Adopted a 4000 to 1 reverse stock split effective March 8, 2007. Adopted a 4000 to 1 reverse stock split effective July 9, 2007. Adopted a 4000 to 1 reverse stock split effective October 9, 2007. Adopted a 8000 to 1 reverse stock split effective January 3, 2008. Adopted a 8000 to 1 reverse stock split effective May 23, 2008. Adopted a 8000 to 1 reverse stock split effective August 21, 2008.

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

Loans from shareholders are non-interest bearing, but the shareholders received additional shares of preferred stock and common stock in 2000 and are also entitled to gross revenue royalty fees of the gross revenue of the Company for ten years. The royalties range from .0125% to .5% of gross revenues. No royalties were earned in 2008 and 2007.

There are two types of Class B units:

1. The cash investments for Class B members of LLC are non-interest bearing loans. The members are entitled to receive all distributions from gross profits of the LLC until the members have received an amount equal to their initial cash investment. Once the Class B members, who invested cash have been repaid, the Class B members are entitled to annually receive 85% of all gross profits of the LLC derived from the sale of products. The Company has received $275,000 of cash investments from Class B members and has repaid $77,500 as of June 30, 2008.

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

Stock cancellation: On April 3, 2008, stock certificates representing 8,973,878,055 shares of common stock owned by the Company's CEO were donated back to the Company. The respective shares are being treated by the Company as treasury stock available to be issued to other investors.

Note 6 - RELATED PARTY TRANSACTIONS

The Company is affiliated through ownership of shares of the Company's common stock by the following companies:
	J. & B. DiFrancesco, Inc.
	T.V. Toys, Inc.
	2221 Music
	Beyond the Kingdom, Inc.

The Company has incurred aggregate consulting, production, marketing and management fees with officers, directors and other related parties for the six months ended June 30, 2008 and 2007:
		  Six Months	      Six Months
	         Ended June 30,      Ended June 30,
		       2008 	         2007
                ----------------    ----------------
		  $  653,767           $5,185,402

The Company paid Gina Mouery, who is the hostess for the "Gina D's Kids Club Show" and the daughter of Joseph DiFrancesco, President and Chief Executive Officer of the Company, $12,000 and $10,000 as an advance on future royalties for the six month periods ended June 30, 2008 and 2007, respectively. The advance on future royalties - related party was charged to production expense because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The Company agreed to pay or reimburse Ms. Mouery $752 a month for a leased car. The Company paid approximately $4,512 for each of the six month periods ended June 30, 2008 and 2007, respectively. This reimbursement is included in the general and administrative expenses.

During the six month periods ended June 30, 2008 and 2007, respectively, Gina Mouery was granted 1,083 and zero shares (on a split-adjusted basis) of common stock, respectively, for talent fees. The fair value of these shares of common stock was $180,867 and $1,918,085, respectively.

During the six month period ended June 30, 2008, Gina Mouery was granted 6,000 shares of preferred stock for talent fees. The fair value of these shares of preferred stock was $60,000.

On August 9, 2005, the Company entered into an agreement with David Mouery (the son-in-law of Joseph DiFrancesco, Chairman of the Board) to provide legal services for three years. He is to be paid a retainer of $10,000 per month. If payment is made in S-8 stock it will be at a 25% discount of the bid price on the day the stock is issued.

During the six months ended June 30, 2008 and 2007, David Mouery was granted 2,375 and zero shares (on a split-adjusted basis) of common stock for legal services. The fair value of these common stock shares was $1,900 and $305,356 for the respective periods.

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

Joseph and Bernadette DiFrancesco were granted zero shares (on a split adjusted basis) of common stock during the six month periods ended June 30, 2008 and 2007, respectively. The fair value of these shares was $0 and $1,529,531, respectively. The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

The outside Board of Directors were granted zero shares for services during the six month periods ended June 30, 2008 and 2007. The fair value of these common stock shares was $0 and $477,750 for the respective periods.

During the six month periods ended June 30, 2008 and 2007, respectively, loans from officers, directors, senior management and related parties are summarized as follows:

			             2008            2007
                                  -----------     -----------
  Balance at beginning of period   $1,100,373     $    20,000
  Increase in loans                   758,931              -
  Payments on loans                  56 8,676          20,000
                                  -----------     ------------
  Balance at end of period         $1,290,628     $         0
                                  ===========     ============

On June 1, 2004, the Company and the four songwriters (two of the songwriters are Joseph and Bernadette DiFrancesco) with 2221 Music amended their agreement. The amendment calls for each songwriter to receive 2,500,000 shares of common stock by September 1, 2004, and to receive $2,500 per month from September 1, 2004 through October 31, 2005. During the three month period ended March 31, 2006, the Company paid $30,200 in fees to 2221 Music. The payments were charged to general and administrative expenses because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the six month periods ended
June 30, 2008 and 2007, respectively:
			    2008	     2007
                         -----------     -----------
  Beginning balance	 $ 2,608,405	  $1,858,406
  Accrued for salary	          -          528,888
  Accrued rights             375,000         375,000
  Payments to Officers            -         (190,955)
		         -----------      ----------
Ending balance	         $ 2,983,405      $2,571,339
	                 ===========      ==========

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

NOTE 9 - PRIVATE PLACEMENT OFFERING

The Company has plans to raise $5 million in a private placement offering to be used for working capital. The Company is offering units that consist of one share convertible Series B Preferred Stock and a warrant to purchase one-tenth of a share of common stock at a price of $10.00 per unit. The minimum purchase is $10,000. The conversion right may be exercised at any time by the holder of the shares, but shall occur automatically at the Company's discretion at any time after a registration statement to register the shares of common stock underlying both the preferred share and the warrant. Each preferred share shall convert to $10.00 in value of common stock. The value of the common stock will be based upon the average closing price of the Company's common stock for each of the ten consecutive trading days prior to the date of conversion, less a 20% discount. The preferred shares have a preference over common stock in any liquidation of the Company. The preferred shares are not entitled to any dividend or distribution in preference to common stock. The warrant, which will permit the holder to purchase one-tenth of a share of common stock at $.10 expired May 31, 2005. Also, the warrants will be subject to redemption at the Company's option for $.05 per warrant provided the closing the notice. As of June 30, 2008, the Company has sold $5,945,800 of the private placement offerings.

Note 10 - SUBSEQUENT EVENTS

Reverse Split - On July 16, 2008 the Board of Directors approved a one for 8,000 reverse stock split with an effective date of August 21, 2008.

Name Change - On July 16, 2008 the Board of Directors approved changing the name of the Company from Raven Moon Entertainment, Inc. to Made In America Entertainment, Inc. with an effective date of August 21, 2008.

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


Results of Operations for the Six Months ended June 30, 2008 and 2007
---------------------------------------------------------------------

Revenue
--------

Revenues are generated from the sale of rights, licenses, and toys inspired by the children entertainment productions of Made In America Entertainment.

Total revenues for the six months ended June 30, 2008 and 2007 were $28,539 and $497,198 respectively, a decrease of $468,659, which is primarily attributed to the branding and marketing service activities.

Cost of Goods Sold
-------------------

Cost of goods sold for the six months ended June 30, 2008 and 2007 were $ 839 and $3,098, respectively.

Expenses
---------

Operating expenses for the six months ended June 30, 2008 and 2007 were $1,060,801 and $7,411,797, respectively, a decrease of $6,350,996.

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

Net Loss
---------

For the six months ended June 30, 2008, the Company recorded a net loss of $1,031,749 as compared to a net loss of $6,911,709 for the six months ended June 30, 2007. The decreased net loss is primarily attributable to an decrease in production costs and expenses.

Income Taxes
-------------

As a result of the losses recorded in prior years, no provision was made for income taxes for the current interim period.

Liquidity
-----------

At June 30, 2008, the Company had $4,788 of cash on hand, as compared to $17,462 in cash on hand at December 31, 2007.

The Company has total assets and liabilities of $81,477 and $4,938,027, respectively, at June 30, 2008. Since December 31, 2007, assets have decreased $20,543 and liabilities have increased $560,599, respectively. For the six months ended June 30, 2008 and 2007, cash used by operations was $530,430 and generated by operations was $156,568, respectively.

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

In addition, during the quarter ended March 31, 2006, the stockholders voted to amend Made In America's Certificate of Incorporation to increase the authorized common shares from 15 billion to 30 billion shares. The additional shares have been, and will continue to be, made available to conduct a variety of corporate transactions, such as public offerings, private placements, employee and consultant compensation plans.

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

Item 3A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with participation of the Company's Chief Executive Officer and Chief Financial Officer, same persons, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Report as well as the year ended December 31, 2007. The Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report and the Report on Form 10-K, the Company's disclosure controls and procedures were satisfactory.

                            Part II.

Item 1.  Legal Proceedings
None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to Vote of Security Holders

On July 16, 2008 the holders of majority of the outstanding common stock of the Company, approved a 8000 to 1 reverse stock split of the Company's Common Stock to be effective August 21, 2008. The stock split does not change the number of authorized shares of common stock of the Company.

Item 5.  Other Information
None.

Item 6.  Exhibits

(a)  Exhibits and Index of Exhibits
31.  Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section
       302 of the Sarbanes-Oxley Act of 2002.
32.  Section 1350 Certification pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.
No reports were filed on Form 8-K for the period ended June 30, 2008.


SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				MADE IN AMERICA ENTERTAINMENT, INC.
				------------------------------------
				(Registrant)

Date:  August 27, 2008		By: /s/ Joseph DiFrancesco
				-------------------------------------
				Joseph DiFrancesco, CEO


Date:  August 27, 2008		By: /s/ Mark Murphy
				-------------------------------------
				Mark Murphy, CFO