Form 10KSB/A
period 2007-12-31
MADE IN AMERICA ENTERTAINMENT, INC.
filed 2008-10-01
CIK 1058056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

(Mark One)

         ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: December 31, 2007

Commission File Number: 000-24727

Made In America Entertainment, Inc.
( Formerly known as Raven Moon Entertainment, Inc.)
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

Common Stock, $0.0001 Par Value

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of March 31, 2008 was approximately $1,938,659 based on the $0.0001 per share closing price of the Common Stock on the Over The Counter Bulletin Board composite transactions tape.  The number of shares of Common Stock outstanding as of that date was approximately 19,386,585,664.

AMENDMENT

We omitted Item 8A (Controls and Procedures) from our Form 10-KSB for December 31, 2007.  We are amending our Form 10-KSB to include Item 8A.

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

  /s/  RICHARD L. BROWN & COMPANY, P.A.
       RICHARD L. BROWN & COMPANY, P.A.

      Tampa, Florida
      April 16, 2008

Part I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

RAVEN MOON ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS
	2007	2006
Current assets:
Cash and cash equivalents	$17,462 $	37,324
Accounts receivable	545	-
Other receivables	16,919	3,377
Inventory	67,094	74,381
Total assets	$102,020	$115,082

LIABILITIES & DEFICIT IN STOCKHOLDERS' EQUITY

Accrued salaries to officers (Note 5)	$358,406	$358,406
Accrued rights to officers (Note 5)	2,250,000	1,500,000
Notes payable third parties	6,148	90,000
Loans from shareholders (Note 5)	360,000	500,000
Advances from related parties	740,373	1,225,641
Advances from third parties	197,501	3,046,800
Loans from officers	-	20,000
Advances from Class B members	-	197,500
Settlement due shareholder	465,000	-
Total liabilities 4,377,428	6,938,347

Commitments and Contingencies (Note 6)	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value; 800,000,000
shares authorized; 9,934 shares issued and
outstanding	1	1
Convertible series B preferred stock, .0001 par
value; 2,000,000 shares authorized, 579,730
shares issued and outstanding	57	63
Common stock, $0.0001 par value; 30,000,000,000
shares authorized; 2,661,549 shares issued
and outstanding	14,353,156	7,196,567
Additional paid in capital	36,801,715	33,905,536
Accumulated deficit	(55,430,337)	(47,925,432)
Total deficit in stockholders' equity	(4,275,408)	(6,823,265)
Total liabilities and deficit in
stockholders' equity	$102,020	$115,082

See notes to Consolidated Financial Statements.

RAVEN MOON ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007 and 2006

	2007		2006
Revenue:
Branding & marketing		$1,020,850	$-
from related parties
Sales of plush toys		14,574	5,675
Sales of commercial time		-	962
Total Revenue		1,035,424	6,637
Cost of Sales		7,286	3,538
Gross profit		1,028,138	3,099

Expenses:
Consulting fees		4,429,952	1,399,612
Production costs		4,820,179	8,185,849
Interest		-	2,927
General & administrative		1,815,646	2,890,252
Total operating expenses		11,065,777	12,478,640
Net operating loss		(10,037,639)	(12,475,541)

Other Income (expenses)
Debt forgiveness		3,026,800	127,250
Interest		-	785
Other		5,934	1,247
Legal settlement		(500,000)	-
Net loss	$	(7,504,905)	$(12,346,259)

Basic and diluted loss per share:
Loss from operations		$(12.95)	$(0.01)
Net loss		$(12.95)	$(0.01)

See notes to Consolidated Financial Statements.

RAVEN MOON ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007		2006
Cash flows from operating activities:
Net (loss)	$	(7,504,905)	$(12,346,259)
Adjustments to reconcile net (loss)
to net cash (used) generated in
operating activities:
Non-cash expense for discounted
warrants expense-third party		3,035	904,504
Non-cash expense for discounted
warrants expense to related party		-	412,343
Legal settlement		465,000	-
Debt forgiveness from third party		(3,046,800)	-
(Increase) decrease in assets
and liabilities
Accounts receivable		(545)	880
Other receivables		(13,542)	(2,877)
Inventory		7,287	1,226
Interest payable		-	(36,000)
Accrued license rights to officers		750,000	139,583
Common stock issued to related parties
for expenses		7,249,192	2,453,489
Common stock issued to senior consultants
for expenses		2,554,769	1,614,491
Net cash provided by (used) in
operating activities		463,491	(6,858,620)

Cash flows from financing activities:
Proceeds from sale of convertible
preferred stock		-	174,155
Proceeds from sale of convertible
preferred stock to related party		-	230,855
Proceeds from exercise of options		-	-
Proceeds from exercise of options
by related parties		-	-
Proceeds from exercise of warrants		45,000	1,126,439
Proceeds from exercise of warrants
by related parties		180,000	296,583
Proceeds from advances from third parties		-	2,783,490
Repayment of advances from related parties		(485,268)	987,641
Proceeds of notes payable to third parties		-	30,000
Repayment of notes payable to officers
and affiliated companies		(139,232)	438,000
Repayment of notes payable to third party		(83,853)	752,492
Net cash provided by (used in)
financing activities		(483,353)	6,819,655
Net increase (decrease) in cash		(19,862)	(38,965)
Cash beginning of period		37,324	76,289

Cash end of period		$17,462	$37,324

See notes to Consolidated Financial Statements.

RAVEN MOON ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2007 and 2006

			Series B
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at
December 31, 2005	9,934	$1	490,750	$49	-	$11,240

Private placement	-	-	12,500	6	-	-

Private placement
purchased by
related party	-	-	82,000	8	-	-

Preferred stock
converted	-	-	-	-	-	846,327

Preferred stock
converted by
related party	-	-	-	-	-	289,856

Warrant exercise	-	-	-	-	-	1,098,118

Warrant exercise
by related party	-	-	-	-	-	900,812

Shares issued for
expenses	-	-	-	-	-	1,073,591

Shares issued for
expenses to
related parties	-	-	-	-	-	1,581,740

Debt conversion	-	-	-	-	-	2,500

Cancelled shares	-	-	-	-	-	(375,000)

Exempt issuance	-	-	-	-	-	1,767,383

Warrant expense	-	-	-	-	-	-

Warrant exercise
by related party	-	-	-	-	-	-

Net loss	-	-	-	-	-	-
Balances at
Dec. 31, 2006	9,934	1	585,250	63	-	7,196,567

Preferred stock
converted	-	-	(520)	-	75,870	94,061

Preferred stock
converted by
related party	-	-	(5,000)	(5)	186,340	524,037

Warrant exercise	-	-	-	-	22,556	24,116

Warrant exercise
by related party	-	-	-	-	125	180

Shares issued for
expenses	-	-	-	-	11,571	501,702

Shares issued for
expenses to
related parties	-	-	-	-	7,915	978,703

Debt repayment	-	-	-	-	2	4,925

Cancelled shares	-	-	-	-	(5)	(7,611)

Exempt issuance	-	-	-	-	1,174,655	1,996,340

Exempt issuance
to related party	-	-	-	-	1,182,009	1,446,960

Warrant expense	-	-	-	-	-	-

Warrant exercise
by related party	-	-	-	-	-	-

Replacement shares	-	-	-	-	511	1,593,176

Net loss	-	-	-	-	-	-
Balances at
Dec. 31, 2007	9,934	$1	579,730	$58	2,661,549	$14,353,156

	Additional
	Paid-In	Accumulated
	Capital	Deficit	Total
Balances at
December 31, 2005	$33,125,526	$(35,579,173)	$(2,442,357)

Private placement	174,149	-	174,155

Private placement
purchased by
related party	230,847	-	230,855

Preferred stock
converted	(846,327)	-	-

Preferred stock
converted by
related party	(289,856)	-	-

Warrant exercise	28,321	-	1,126,439

Warrant exercise
by related party	(604,229)	-	296,583

Shares issued for
expenses	540,900	-	1,614,491

Shares issued for
expenses to
related parties	871,749	-	2,453,488

Debt conversion	749,993	-	752,493

Cancelled shares	375,000	-	-

Exempt issuance	(1,767,383)	-	-

Warrant expense	904,504	-	904,504

Warrant exercise
by related party	412,343	-	412,343

Net loss	-	(12,346,259)	(12,346,259)
Balances at
Dec. 31, 2006	33,905,536	(47,925,432)	(6,823,265)

Preferred stock
converted	(94,061)	-	-

Preferred stock
converted by
related party	(524,032)	-	-

Warrant exercise	20,884	-	45,000

Warrant exercise
by related party	179,820	-	180,000

Shares issued for
expenses	2,049,817	-	2,551,519

Shares issued for
expenses to
related parties	6,273,739	-	7,252,442

Debt repayment	15,843	-	20,768

Cancelled shares	7,611	-	-

Exempt issuance	(1,996,340)	-	-

Exempt issuance
to related party	(1,446,960)	-	-

Warrant expense	3,035	-	3,035

Warrant exercise
by related party	-	-	-

Replacement shares	(1,593,176)	-	-

Net loss	-	(7,504,905)	(7,504,905)
Balances at
Dec. 31, 2007	$36,801,715	$(55,430,337)	$(4,275,406)

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

 2. The members who exchange services or rights to intellectual property for Class B units are not entitled to receive any distributions from gross profits of the LLC until the members who invested cash have received an amount equal to their initial investment.  Once the Class B members, who invested cash have been repaid, the Class B members are entitled to receive 85% of all gross profits of the LLC derived from the sale of product on an annual basis.  As of December 31, 2007, the Company has exchanged 100 units to WEE-OOO, LTD, a related party, for a ten year extension of the option agreement for the rights to Gina D's, 50 units to Mike Gibilisco for the rights to the BoBo Blocks, 200 units to Bernadette DiFrancesco, a related party, for the rights to the Cuddle  7.50 units to members of the Board of Directors for services provided in 2002, 2003 and 2004, and 15 units to Joseph and Bernadette DiFrancesco for a 10 year license for Mr. Bicycle Man.

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

Joseph and Bernadette DiFrancesco were granted 48 split-adjusted shares of common stock during the year ended December 31, 2007.  The fair value of these shares was $5,138,211.  Joseph and Bernadette DiFrancesco were granted one (1) split-adjusted share of common stock during the year ended December 31, 2006.  The fair value of this share was $514,492.The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

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

During the years ended December 31, 2007 and 2006, loans from officers, directors and related parties are summarized as follows:

	2007	2006
Balance at beginning of year	$20,000	$20,000
Increase in loans	-	-
Payments on loans	20,000	-
Balance at end of period	$-	$20,000

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the year ended December 31, 2007 and 2006:

	2007	2006
Beginning balance	$1,858,406	$1,718,823
Accrued for administrative
salary	-	881,462
Accrued production fee	750,000	750,000
Payments to Officers	-	(739,379)
Exercise of preferred stock	-	(750,000)
Conversion to equity	-	(2,500)
Ending balance	$2,608,405	$1,858,406

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

Note 7 - STOCK OPTION PLAN

The Company established a stock option plan for its executives, consultants, key employees, directors and its affiliates (the "2001 Stock Option Plan").  The 2001 Stock Option Plan allows for incentive stock options to be granted to future participants at a price not less than 100% of the market value per share on the date of the grant.  No options have beengranted to employees under this plan.

Non-statutory options are granted at prices and terms determined by the board of directors.  The following is a summary of options, granted, exercised, and outstanding:

	Weighted Average
	Shares	Exercise Price
Outstanding at
Dec. 31, 2004	133	$1,875.00
Granted	40,572	$18.00
Exercised	39,934	$18.00
Outstanding at
Dec. 31, 2005	771	$338.34

The exercise price and the market value for common stock options granted in 2005 is as follows:

Options granted	Exercise Price	Fair Market Value
2005
572	$ 18.00	$ 33.00
40,000	$ .38	$ 3.00

The weighted average fair value of options granted during 2005 is $18.00.  The weighted-average remaining life of options granted is 6.92 at December 31, 2005.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005:  Risk free interest rate of 3.0%, a dividend yield of zero and a volatility factor of ..50.

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

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) promulgated under the Exchange Act, as of December 31, 2007 (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure procedures and controls were defective because we failed to report our evaluation of them within the time periods specified in SEC rules and forms. By filing this amendment, Management has taken steps to insure that future filings contain Management’s report on internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rules 13a-15(f) promulgated under the Exchange Act.  The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our management, with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below are the names and certain information regarding the individuals elected as directors of the Company.

Name	Age	Positions Held
Joseph DiFrancesco	64	President, Director
Bernadette DiFrancesco	62	Vice President
Lawrence C. Oakley	81	Director
Janice K. Battenberg	60	Director
Mark E. Murphy, CPA *	48	CFO
__________
* Mark E. Murphy, CPA was terminated as an officer of the Company effective September 4, 2008.

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

Background of Directors and Executive Officers

Joey DiFrancesco has served as a director and the President of the Company since November 1999.  Mr. DiFrancesco has been a producer and director of children's television programs for more than 20 years.  Prior to that, he was employed in the music publishing and record production business in New York City with Laurie Records, RCA,Columbia/Sony and MCA.  From 1994 to November 1997, Mr. DiFrancesco served as the president and a director of St. Anthony's Entertainment, Inc., an entertainment company he founded.  From January 1997 to January 1999, Mr. DiFrancesco served as president and a director of International Resorts and Entertainment, Inc., a Florida corporation in the vacation club business.  This company was merged into Raven Moon in December 1998.  Mr. DiFrancesco has been self-employed in the fields of television, audio and video programming for more than the past ten years.  From November 1999 to date, Mr. DiFrancesco has served as President of Raven Moon Entertainment, Inc., a Florida corporation in the entertainment industry.  Mr. DiFrancesco also serves as director of this company.

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

None of the directors timely filed Form 5 for the years 2007 or 2006.

Item 10.  Executive Compensation.

The following table sets forth the annual compensation of persons serving as executive officers of the Company.

Name and		Other Compensation
Principal Position		Salary	Paid
Joseph DiFrancesco, 64
President	2003	$382,579	$58,692
	2004	459,095
	2005	550,914
	2006	1,411,095
	2007	0

Bernadette DiFrancesco, 62
Vice President	2003	127,526	58,691
	2004	153,032
	2005	183,638
	2006	220,365
	2007	0

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the company with respect to beneficial ownership of our common stock as of February 8, 2007.  The table lists: (i) each stockholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each director, (iii) each executive officer, and (iv) all of our directors and executive officer(s) as agroup.  Except as noted, each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned by such person.

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

Joseph and Bernadette DiFrancesco were granted 48 split-adjusted shares of common stock during the year ended December 31, 2007.  The fair value of these shares was $5,138,211.  Joseph and Bernadette DiFrancesco were granted one (1) split-adjusted share of common stock during the year ended December 31, 2006.  The fair value of this share was $514,492.The fair value was charged to consulting fees because the Company cannot demonstrate through its experience the ultimate revenue from the video entertainment products.

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

The outside Board of Directors were granted 15 split-adjusted and one (1) split-adjusted share of common stock during the years ended December 31, 2007 and 2006, respectively.  The fair value of these shares was $1,618,488 and $155,715 for the years ended December 31, 2007 and 2006, respectively.  Also, the Board of Directors were paid $129,800 for directors fees for the year ended December 31,2006.  The fair value of the common stock granted and director fees paid were charged to consulting fees for the year ended December 31, 2007 and 2006.

During the years ended December 31, 2007 and 2006, loans from officers, directors and related parties are summarized as follows:

	2007	2006
Balance at beginning of year	$20,000	$20,000
Increase in loans	-	-
Payments on loans	20,000	-
Balance at end of period	$-	$20,000

Following is a schedule that summarizes the activity in accruals and payments related to Joseph and Bernadette DiFrancesco, the officers of the Company, for the year ended December 31, 2007 and 2006:

	2007	2006
Beginning balance	$1,858,406	$1,718,823
Accrued for administrative
salary	-	881,462
Accrued production fee	750,000	750,000
Payments to Officers	-	(739,379)
Exercise of preferred stock	-	(750,000)
Conversion to equity	-	(2,500)
Ending balance	$2,608,405	$1,858,406

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

RAVEN MOON ENTERTAINMENT, INC

Date: October 1, 2008	By:	/s/ Joseph DiFrancesco
Joseph DiFrancesco
President
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 1, 2008	By:	/s/ Joseph DiFrancesco
Joseph DiFrancesco
Director

Date: October 1, 2008	By:	/s/ Lawrence C. Oakley
Lawrence C. Oakley
Director

Date: October 1, 2008	By:	/s/ Janice K. Battenberg
Janice K. Battenberg
Director

INDEX TO EXHIBITS

EX.	DESCRIPTION
3.1	Articles of Incorporation of YBOR CITY SHUTTLE SERVICE, INC., as filed with the Florida Department of State on January 7, 1998, effective January 8, 1998

Incorporated by reference from Exhibit 3(i)to the Company's Registration Statement on Form 10-SB filed with the SEC on August 3, 1998

3.2	Bylaws of YBOR CITY SHUTTLE SERVICE, INC.

Incorporated by reference from Exhibit 3(ii) of the Company's Registration Statement on Form 10-SB filed with the SEC on August 3, 1998

3.3
Plan of Merger dated October 21, 1998, and Articles of Merger by and among Raven Moon Entertainment, Inc., Ybor City Shuttle Service, Inc. and International Resorts and Entertainment Group, Inc. dated December 18, 1998

Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

3.4	Amendment to the Articles of Incorporation of Raven Moon International, Inc. filed with the Florida Department of State on June 30, 1999

Incorporated by reference from the Company Report on 8-K filed with the SEC on March 30, 1999

3.5	Amendment to the Articles of Incorporation of Raven Moon International, Inc. filed with the Florida Department of State on December 4, 2000, effective January 1, 2001

Incorporated by reference from Exhibit A to the Company's Information Statement on Schedule 14-c filed with the SEC on Nov. 30, 2001

3.6	Amendment to the Articles of Incorporation of Raven Moon International, Inc. filed with the Florida Department of State on March 9, 2001, effective March 25, 2001

Incorporated by reference from Exhibit A to the Company's Information Statement on Schedule 14-c filed with the SEC on March 6, 2001

3.7	Amendment to the Articles of Incorporation of Raven Moon International, Inc. filed with the Florida Department of State on May 24, 2001, effective May 25, 2001

Incorporated by reference from Exhibit A to the Company's Information Statement on Schedule 14-c filed with the SEC on May 2, 2001

3.8	Amendment to the Articles of Incorporation of Raven Moon International, Inc. filed with the Florida Department of State on August 7, 2001, effective September 1, 2001

Incorporated by reference from Exhibit A to the Company's Information Statement on Schedule 14-c filed with the SEC on August 6, 2001

3.9	Articles of Correction to the Articles of Incorporation of Raven Moon International, filed with the Florida Department of State on August 21, 2001.

Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

4.1	Specimen copy of stock certificate for Common Stock of YBOR CITY SHUTTLE SERVICE, INC.

Incorporated by reference from Exhibit 99 to the Company's Registration Statement on Form 10-SB filed with the SEC on August 3, 1998

10.1	2001 Raven Moon Entertainment Stock Option Plan

Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

10.2	Agreement between The KnightLights Foundation, and the Company dated July 11, 2001, including Addendum dated October 11, 2001

Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

10.3	Consulting Agreement between Management Solutions International, Inc. and the Company dated September 17, 2001

Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

10.4	Promotion Agreement between Big Apple Consulting U.S.A., Inc. and the Company dated September 17, 2001

Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

10.5	Raven Moon International, Inc. License Agreement dated September 26, 2001 between the Company and Raven Moon Home Video Products, LLC

Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Nov. 19, 2001

10.6	Talent Agreement between the Company and Gina Mouery, dated January 1, 2001.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 21, 2002

10.7	Option Agreement between the Company and Gina \Mouery, dated January 1, 2001.

Incorporated by reference from the Company's statement on Form S-8 filed with the SEC on March 21, 2002

10.8	Limited Duration License Agreement dated Jan. 1, 2002 between the Company and Beyond The Kingdom, Inc. and Raven Moon Home Video Products, LLC

Incorporated by reference from the Company Report on Form 10-KSB filed with the SEC on April 16, 2002

10.9	Consulting Agreement between the Company and Donald Hacker.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 19, 2002

10.10	Consulting Agreement between the Company and Royce Rumsey

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 19, 2002

10.11	Production Agreement between the Company and MG Studios, Inc., dated March 1, 2002.

Incorporated by reference from the Company Report on Form 10-KSB filed with the SEC on April 16, 2002

10.12	Letter Agreement between the Company and David Hopper.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on May 21, 2002

10.13	Consulting Agreement between Farrell Gardon and the Company, dated as of May 8, 2002.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on June 27, 2002

10.14	Escrow Agreement among the Company, Charles W Cramer and Farrell Gordon.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on June 27, 2002

10.15	Consulting Agreement between the Company and J. Bennett Grocock, dated as of April 29, 2002.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on June 27, 2002

10.16	Consulting Agreement between the Company and David H. Popper, dated as of June 20, 2002.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on June 27, 2002

10.17	Production Consultant Agreement between the Company and Mike Gibilisco Production Consultant.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on June 27, 2002

10.18	Co-Publishing Agreement between 2221 Music (ASCAP Publisher) and Roynart Music (BMI Publisher) dated as of June 10, 2002.

Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Aug. 14, 2002

10.19	Work for Hire Agreement with A&S Animation, Inc. cited February 4, 2002 for the production of the animated PSA "Mr. Bicycle Man".

Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Aug. 14, 2002

10.20	Distribution and sales agreement with Seahorse Worldwide for "A Message from God".

Incorporated by reference from the Company Report on Form 10-QSB filed with the SEC on Aug. 14, 2002.

10.21	General Business Affairs Consulting Agreement between the Company and David Mouery, dated as of August 18, 2002.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on Aug. 21, 2002

10.22	Consulting Agreement between the Company and Jackie Joyner Kersee, dated as of July 14, 2002.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on Aug. 27, 2002

10.23	Consulting Agreement between the Company and Richard C. Popper, dated as of July 12, 2002.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on Aug. 27, 2002

10.24	Executive Sales and Marketing Consulting Agreement between Raven Moon and Marc Jablon, dated as of August 12, 2002.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 26, 2003

10.25	Consulting Agreement between the Registrant and J. Bennett Grocock, dated as of March 20, 2003.

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 26, 2003

10.26	Amended General Business Affairs Consulting Agreement between Raven Moon and David D. Mouery, J.D., dated as of August 14, 2002, amended on December 1, 2002

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on March 4, 2003

10.27	2004 Equity Compensation Plan

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on January 16, 2004.

10.28	Amended and Restated Fiscal 2004 Equity Compensation Plan

Incorporated by reference from the Company's registration statement on Form S-8 filed with the SEC on December 10, 2004

23.1	Consent of Richard L. Brown & Company

Filed herewith.

31.1	Section 302 Certification

Filed herewith.

31.2	Section 302 Certification

Filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith.